Form 10QSB
period 2000-03-31
RHINO ENTERPRISES GROUP INC
filed 2000-05-24
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          MARCH 31, 2000



                 Commission file number 0-29403



                  RHINO ENTERPRISES GROUP, INC.,
                      a Nevada corporation
       2925 LBJ Freeway, Suite 188, Dallas, Texas 75234
                        (972) 241-2669


                   IRS Tax ID #: 88-033844

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The consolidated financial statements for the quarter ended March
31, 2000 for Rhino Enterprises Group, Inc. ("Rhino" or the
"Company") follow.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 (unaudited) and DECEMBER 31, 1999 (audited)

ASSETS                                     March       December
-------------------------------------   ----------    ----------
Current Assets
   Cash                                $    81,943   $   390,071
   Receivables                           1,740,445     1,584,044
   Prepaid expenses and deposits           825,000       805,000
                                        ----------    ----------
     Total Current Assets                2,647,388     2,779,115
                                        ----------    ----------

Property, plant and equipment, at cost      69,406        87,670
   Less -- accumulated depreciation         (8,331)       (7,453)
Invesment in E-Data Alliance Corp.         170,655       200,000
Intangible assets, at cost                 240,000       240,000
   Less -- accumulated amortization        (26,667)       (6,667)
                                        ----------    ----------
     Total Long-lived Assets               445,063       513,550
                                        ----------    ----------
       Total Assets                    $ 3,092,451   $ 3,292,665
                                        ==========    ==========

CURRENT LIABILITIES
------------------------------------    ----------    ----------
Accounts payable                       $    96,191   $    41,985
Accrued expenses                           929,977       839,334
Notes payable                            3,372,551     3,082,736
                                        ----------    ----------
     Total Current Liabilities           4,398,719     3,964,055
                                        ----------    ----------

STOCKHOLDERS' EQUITY
------------------------------------
Common stock                                 1,577         1,577
Paid in capital                          1,448,105     1,448,105
Accumulated deficit                     (2,684,745)   (2,122,558)
Non-controlling interest                     1,486         1,486
Treasury stock, at cost                    (72,691)            0
                                        ----------    ----------
     Total Stockholders' Equity         (1,306,268)     (671,390)
                                        ----------    ----------
   Total Liabilities and
   Stockholders' Equity                $ 3,092,451   $ 3,292,665
                                        ==========    ==========


See Selected Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                         March 31,     March 31,
                                           2000          1999
                                        ----------    ----------

REVENUES                               $     7,524   $         0

COST OF SALES                                2,500             0
                                        ----------    ----------
   GROSS PROFIT                              5,024             0
                                        ----------    ----------

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs                         165,735         1,328
   Personnel costs                         253,258             0
   Legal and professional fees              66,671             0
   Depreciation and amortization            22,978           858
                                        ----------    ----------
     Total General and
     Administrative Expenses               508,642         2,186
                                        ----------    ----------

       LOSS  FROM OPERATIONS              (503,618)       (2,186)
                                        ----------    ----------
OTHER INCOME (EXPENSE)
   Interest income                          38,796             0
   Interest expense                        (70,238)            0
   Equity in earnings of
   e-Data Alliance Corp.                   (29,345)            0
   Other                                     2,218             0
                                        ----------    ----------
       Total Other Income (Expense)        (58,569)            0
                                        ----------    ----------
LOSS BEFORE INCOME TAX                    (562,187)       (2,186)

PROVISION FOR INCOME TAX                         0             0
                                        ----------    ----------
NET LOSS                               $  (562,187)  $    (2,186)
                                        ==========    ==========
LOSS PER SHARE                         $     (0.36)  $     (0.01)
                                        ==========    ==========


See Selected Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR  THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                         March 31,     March 31,
                                           2000          1999
                                        ----------    ----------

CASH USED BY OPERATING ACTIVITIES

   Net Loss                            $   562,187   $    (2,186)
   Adjustments to reconcile net
   loss to net cash used by
   operating activities
     Depreciation and amortization          22,978           858
     Equity in loss of
     e-Data Alliance Corp.                  29,345             0
     Changes in working capital             93,492           691
                                        ----------    ----------
       Net Cash Used By
       Operating Activities               (416,372)         (637)
                                        ----------    ----------

CASH USED BY INVESTING ACTIVITIES

   Purchase property and equipment         (19,605)            0
   Sell property and equipment              37,869             0
   Increase in notes and advances         (568,739)            0
   Collection of notes and advances        441,595             0
                                        ----------    ----------
       Net Cash Used by
       Investing Activities               (108,880)            0
                                        ----------    ----------

CASH PROVIDED BY FINANCING ACTIVITIES

   Borrowings                              654,338             0
   Repayments                             (364,523)            0
   Purchase treasury stock                 (72,691)            0
                                        ----------    ----------

       Net Cash Provided by
       Financing Activities                217,124             0
                                        ----------    ----------

NET CHANGE IN CASH                        (308,128)         (637)


CASH, January 1                            390,071         1,108
                                        ----------    ----------

CASH, March 31                         $    81,943   $       471
                                        ==========    ==========


See Selected Notes to Consolidated Financial Statements.

            RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE A  - NATURE OF OPERATIONS

Rhino Enterprises Group, Inc. (The "Company") was formerly known as Unique Fashions, Inc. (a Nevada C corporation). Rhino acts as a business incubator for start-up and emerging enterprises. The Company performs this function by providing management, consulting services, and financing to assist established operating entities to position themselves to enter the capital
markets.   The Company and its subsidiaries operate in two
business segments - business incubation and e-commerce. See further discussion in Note L below.

The Company has elected to omit certain footnotes to the consolidated financial statements for the three months ended March 31, 2000, since there have been no material changes (other than those included in the footnotes shown below) to the information previously reported in the consolidated financial statements for the fiscal year ended December 31, 1999 by the Company in their Registration Statement and the amendments thereto filed in Form 10-SB.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Information - The information furnished herein was taken from the books and records of the Company without audit. However, such information contains all significant adjustments which are, in the opinion of management, necessary to properly reflect the results of the periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Consolidation - These consolidated financial statements contain the accounts of Rhino Enterprises Group, Inc. and its wholly-owned subsidiaries - Eyesite.Com, Inc. and Executive Assistance, Inc., and its 65% - owned subsidiary, Framing Systems, Inc.
The Company's investment in E-Data Alliance Corp. represents a 50% ownership position; consequently, this investee is accounted
for using the equity method.   All significant inter-company
transactions and balances have been eliminated in consolidation.

Property, Plant and Equipment - All fixed and depreciable assets are carried at cost. Depreciation of property, plant, and equipment was provided using the straight-line method over the expected useful life of the assets which range from 3 to 7 years.

Allowance for Uncollectible Notes Receivable - Management believes that a reserve for uncollectible receivables was not necessary at March 31, 2000.

Amortization of Intangible Assets -- Intangible assets, which consist of certain proprietary knowledge and a web-site, are being amortized over 3 years.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Estimates - The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Income Tax Accounting - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, plus deferred taxes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent future tax return consequences of those temporary differences. At March 31, 2000 there were no significant deferred tax assets or liabilities.

The Company has a tax net operating loss carryforward of approximately $750,000 which will expire starting in 2010. A deferred tax asset has not been recognized for this net operating loss, since management believes that it is not "more likely than not" that this tax benefit will ever be realized.

Earnings Per Share -- Basic loss per share was computed by dividing the net loss allocable to common shareholders by the weighted monthly average outstanding common shares during the year. A reconciliation of the numerator and denominator associated with this calculation is presented below. Diluted earnings per share reflect per share amounts that would result if potentially dilutive securities were converted into common stock.

Advertising - The Company expenses advertising as it is incurred. $64,858 was expended during the three months ended
March 31, 2000.

Comprehensive Income - The Company has no items of "other comprehensive income". Therefore, net income equals comprehensive income.

Revenue Recognition - Since reviving the previously dormant Unique Fashions, Inc. in April, 1999, the Company has not generated any significant amounts of revenue. The subsidiaries also did not generate any significant amount of revenue as they were either dormant when the Company acquired them or were incorporated late in the year.

The parent company anticipates receiving revenues from fees and overhead reimbursements in exchange for providing incubation services, interest income on funds advanced in the form of short-term notes, and the earnings of its subsidiaries and its equity-method investee. The subsidiaries recognize revenues based on monthly billings for services, and as billings are presented for work in progress.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock - based Compensation - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, encourages the use of a fair-value based method of accounting. As allowed by SFAS 123, the Company has elected to account for its stock-based compensation plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure requirements of SFAS 123. See Note G below.


NOTE C -- NOTES RECEIVABLE FROM OPERATING AND EMERGING
ENTERPRISES

As a vital part of its strategic activities as a business incubator, the Company makes initial investments in established operating entities and start-up or emerging enterprises primarily by advancing funds in the form of short-term unsecured notes. The following summarizes significant advances outstanding as of March 31, 2000

Unsecured advances to established operating entities -
   Emerging Pharmacy Solutions, Inc.                  $  300,791
   Energy Systems Solutions, Inc.                        203,000
   Sarwin Family LLC                                     144,000
   Teman Electric (related party)                        413,700
                                                       ---------
                                                       1,061,491
                                                       ---------

Advances to start-up or emerging entities -
   Ebzzz, Inc. (related party)                            10,000
   Hart Prince Group, Inc. (related party)                25,000
   Legend Security (related party)                        13,500
   Target Marketing (related party)                       47,032
   Marathon Capital Group (related party)                 92,000
   Real Talk Network, Inc. (secured)                     200,000
                                                       ---------
                                                         387,532
                                                       ---------

Other unsecured receivables -
   Individuals                                           171,370
   Overhead reimbursements and interest                   85,052
   Stockholders                                           35,000
                                                       ---------
                                                         291,422
                                                       ---------
     Total Receivables                                $1,740,445

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE C - NOTES RECEIVABLE FROM OPERATING AND EMERGING ENTITIES, cont.

Each of these notes is due in less than one year and bear interest ranging from 6% to 10%. Accrued interest amounting to
$50,803 is included in "Receivables."   As of the date of the
the consolidated financial statements, none of the notes are delinquent. The established operating enterprises have track records of profitability and cash generation and the Company believes that there is not a significant risk of not collecting the funds advanced.

The note from Real Talk Network, Inc. is secured by the personal guarantee of the stockholders of Real Talk Network, Inc. and all the tangible assets of the company, which consist primarily of cash and equipment.

The Company anticipates either receiving repayment of the funds advanced, or taking an equity position when the entity is ready to either go public or become a subsidiary of the Company. Each of the entities listed above is an operating enterprise with the
capability to repay the loans.   Any exchange of stock in
satisfaction of the notes will be negotiated at the time of conversion.


NOTE D - INDEBTEDNESS

At March 31, 2000, Rhino had short term indebtedness as follows -

   Note payable to Digital Information & Virtual
   Access, Inc., 6% interest, unsecured, Note
   is due on demand                                   $  829,424

   Note payable to Southwest Leasing, Inc.  8%
   interest, unsecured. Note is due on demand             33,260

   Note payable to Southwest Leasing, Inc.  8%
   interest, unsecured. Note is due on demand             25,000

   Note payable to Net.Return, Inc. 10% interest,
   unsecured.  Note is due on or before 1-19-01          100,000

   Note payable to Net.Return, Inc. 10% interest,
   unsecured.  Note is due on or before 1-31-01          200,000

   Note payable to Net.Return, Inc. 10% interest,
   unsecured.  Note is due on or before 12-31-00       2,000,000
                                                       ---------
                                                      $3,187,684
                                                       ---------

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE D - INDEBTEDNESS - continued

At March 31, 2000, Eyesite.Com, Inc. had short term indebtedness as follows -

   Note payable to Southwest Leasing, 8% interest,
   Unsecured and due March 15, 2001                  $    38,200

   Note payable to Southwest Leasing, 8% interest,
   Unsecured and due March 24, 2001                       20,000

   Note payable to Southwest Leasing, 8% interest,
   Unsecured and due March 20, 2001                       60,000

   Note payable to Net.Return, Inc., 10% interest,
   Unsecured and due February 15, 2001                    50,000

   Note payable to Dr. Gary Edwards, 10% interest,
   secured by certain intellectual property and
   license rights.  Due in six monthly installments
   of $8,333                                              16,667
                                                       ---------
                                                         184,667
                                                       ---------
       Consolidated Debt at 3-31-00                   $3,372,351
                                                       ---------


NOTE E  - COMMON STOCK

The Company has 25,000,000 of authorized shares of common stock
at a par value of $0.001 per share.   At March 31, 2000, there
were 1,577,126 shares outstanding.


NOTE F -- EARNINGS PER SHARE RECONCILIATIONS

The following table summarizes the amounts used to calculate the basic loss per share as reported in the accompanying consolidated statement of income. The stock options discussed below were not included in the calculation of diluted loss per share as their effect was anti-dilutive.

                             For the Quarter Ended December 31
                                      2000             1999
                                   ----------       ----------
Net Loss                            $562,187         $  2,186

Weighted average outstanding
  shares                            1,576,743         556,836

         RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE G -- STOCK OPTIONS

On October 27, 1999, the Company granted certain key employees, officers and directors non-qualified stock options (which vest monthly over a period of 5 years) to purchase up to 952,500 shares of common stock at $.25 per share. The fair value of the Company's common stock on the grant date was $0.25. Because the Company applies APB No. 25 in accounting for its stock plan, no compensation costs have been recognized in the accompanying consolidated statement of income.

If, under the provisions of SFAS No. 123, the Company had calculated compensation costs based on the fair value at the grant date for these stock options, net earnings and earnings per share would not have been materially effected. The estimated per share weighted average fair value of the stock options granted during 1999 was $0.06. This amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the options. The dividend yield was set at zero, since the Company has not paid any dividends and does not expect to do so in the foreseeable future. Expected volatility was also set a zero, since the Company's stock is restricted and has had a very small trading volume. The risk-free interest rate was based on the Federal Reserve's bond discount rate of 6%.

The following table summarizes options outstanding at March 31, 2000 and the changes during the three months then ended -

Outstanding at December 31, 1999                         952,500

   Granted                                                     0
   Exercised                                              52,050
   Canceled                                              137,500
                                                     -----------

Outstanding at March 31, 2000                            762,950
                                                    ------------

Exercisable at March 31, 2000                             27,275


NOTE H  - COMMITMENTS AND CONTINGENCIES

The Company operates out of sub - leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of the Company's shareholders. Rent expense was $27,871 and $ -0- for the three months ended March 31, 2000 and 1999, respectively.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE H  - COMMITMENTS AND CONTINGENCIES  - (continued)

The Company also has an overhead (expenses related to occupancy, such as telephone, utilities, etc.) reimbursement agreement which is based on the square-footage occupied, with this same stockholder. This arrangement calls for monthly billings. See the related party footnote disclosures in Note L for a summary of amounts incurred and paid under this reimbursement agreement.

On November 29, 1999, the Board of Directors approved the buy-back of up to 200,000 shares of the Company's common shares for a price not to exceed $5 per share for a period of 180 days from the date the Company issues a press release to its stockholders announcing such a buy-back. During the three months ended March 31, 2000, the Company has purchased 19,650 shares of its common stock back from its shareholders at an average price of $3.70.

On December 22, 1999, Eyesite.Com, Inc. entered into a consulting contract with Dr. Gary Edwards to maintain and enhance its web site. Among other things, the agreement provides for 36 monthly payments of $7,000 which is for 200 hours per month at $35 per hour for Dr. Edwards services.

On March 7, 2000, The Company entered into a sale-leaseback transaction with Southwest Leasing, Inc. an related entity, for automobiles and equipment. The leases are operating leases which provide for, among other things, 60 monthly payments of $935. At the Company's option, the lease can be renewed for an additional 24 months at the same monthly rental rate.


NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash in several accounts with financial institutions, including a money market account with a national brokerage house. At various times during the three months ended March 31, 2000, the Company had funds on deposit in excess of the Federally insured limits of $100,000.


NOTE J  - EQUITY IN E-DATA ALLIANCE CORP.

The Company owns a 50% interest in e-Data Alliance Corp. The following represents unaudited financial information taken from the books and records of e-Data for the three months ended March
31, 2000

Sales                                                   $ 24,490
Gross profit (loss)                                      (44,224)
Loss from operations                                     (53,318)
Net loss                                                 (53,318)

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE K -- RELATED PARTY TRANSACTIONS

Related Party &      Balance at     Amounts       Amounts       Balance at
Relationship        Dec 31, 1999    Advanced     Collected    March 31, 2000
---------------    -------------   ----------   -----------   --------------

Teman Electric(1)     $333,700      $ 80,000    $   - 0 -        $413,700

Memorabilia &
Antiquities (2)        355,000        77,500      432,500               0

Marathon Group (1)      40,000        52,000        - 0 -          92,000

Joe Glover (1)          10,000           -0-        - 0 -          10,000

Dan Weaver (1)           5,000        10,000        - 0 -          15,000

Start-up entities
listed in Note C (3)       -0-        95,532        - 0 -          95,532

                      Funds           Amounts
                      Received from   Repaid
DIVA (3)           $(1,041,069)  $(110,748)      $322,392       $(829,425)

Strateia Group (1)      (5,864)    (30,358)        20,470         (15,752)

          Other     Transactions    With Related   Parties

Dan Weaver (1)      Cash payments   $ 9,075
                    for accounting

e-DATA              Purchase Web    $ 18,694
                    hosting and
                    design services

Strateia Group (1)  Rent incurred   $ 19,488
                    by the Company

Strateia Group (1)  Overhead        $ 10,870
                    Reimbursement

(1) Stockholder      (2) Owned by President of Rhino      (3) Common officers
                                                              & shareholders

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE L - SEGMENT INFORMATION

The Company organizes its business into two reportable segments - business incubation and e-commerce entities. As previously discussed in these notes, the business incubation segment includes the parent company, Rhino, its subsidiary Executive Assistance, Inc., and its equity method investee, E-Data Alliance Corp. This segment provides various forms of assistance (in the form of management, consulting services, and financing) to assists start-up and emerging enterprises as well as established operating companies position themselves to enter capital markets. Segment revenues consist of fees, overhead reimbursements, interest income on funds advanced in the form of short term notes, earnings of subsidiaries and equity method investees.

The e-commerce segment represents the subsidiaries (Framing Systems, Inc. and Eyesite.Com) that are entering the tremendous
markets available through the Internet.   All operations, at
present, are located within the United States. Revenues arise from sales primarily to unrelated third parties.

The segments' accounting policies are the same as those of the Company described in the summary of significant accounting policies. A summary, by segment, of the Company's significant assets, liabilities, revenues and expenses is presented on the ensuing schedules for the three months ended March 31, 2000 and 1999.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000

SEGMENT DATA -- 2000                 Incubator      E-Commerce     Eliminations     Consolidated
=================================   -----------   -------------   --------------   -------------
   Asset Information
---------------------------------
Current Assets, other than
  notes receivable                 $  1,257,822  $      56,675   $             0  $    1,314,497

Notes receivable                      1,558,939        181,506          (407,554)      1,332,891

Investment in equity method investees   170,655              0                 0         170,655

Other long-lived assets                 280,205         102,043         (107,840)        274,408
                                    -----------   -------------   --------------   -------------
Total Assets                       $  3,267,621  $      340,224  $      (515,394) $    3,092,451
                                    ===========   =============   ==============   =============

Profit and Loss Information
---------------------------------
Revenues from external customers   $     1,500   $        6,024  $             0   $       7,524
Revenues from other operating segments       0                0                0               0
Interest revenue                        35,255            3,541                0          38,796
Other income                           (27,127)               0                0         (27,127)

Operating expenses                    (295,261)        (192,903)               0        (488,164)
Interest expense                       (69,413)            (825)                         (70,238)
Depreciation and amortization          (15,988)          (6,990)               0         (22,978)
                                    -----------   -------------   --------------   -------------
Net Loss                           $  (371,034)  $     (191,153) $             0  $     (562,187)
                                    ===========   =============   ==============   =============

Income tax                                    0               0                0               0
Equity in net income of
  equity method investees               (29,345)              0                0         (29,345)


RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


SEGMENT DATA -- 1999                 Incubator      E-Commerce     Eliminations     Consolidated
=================================   -----------   -------------   --------------   -------------
   Asset Information
---------------------------------
Current Assets, other than
   notes receivable                $        181    $        290   $            0   $         471

Receivables                                   0               0                0               0

Investment in equity method investees         0               0                0               0

Other long-lived assets                     107           7,963             (107)          7,963
                                    -----------   -------------   --------------   -------------

Total Assets                       $        288  $        8,253  $          (107) $        8,434
                                    ===========   =============   ==============   =============

Profit and Loss Information
---------------------------------

Revenues from external customers   $          0  $            0  $             0  $            0
Revenues from other operating segments        0               0                0               0
Interest revenue                              0               0                0               0
Other income                                  0               0                0               0

Operating expenses                       (1,304)            (24)               0          (1,328)
Interest expense                              0               0                0               0
Depreciation and amortization                 0            (858)               0            (858)
                                    -----------   -------------   --------------   -------------

Net Loss                           $     (1,304) $         (882) $             0  $       (2,186)
                                    ===========   =============   ==============   =============

Income tax                                    0               0                0               0
Equity in net income of
  equity method investees                     0               0                0               0


Item 2.  Management's Discussion and Analysis

     The following discussion of the financial condition and results of operations of Rhino Enterprises Group, Inc. and its subsidiaries should be read in conjunction with the Management's Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company's registration statement on Form 10-SB, and the amendments thereto. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "anticipates," "expect," "will," "believes," "foresees," "could," "may" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding increased revenue, continued rising expenses, an increase in the staff of the Company or its subsidiaries, increased business activity, expansion of the Company's operations, increased operating costs, the execution of formal long-term lease arrangements, an increase in the Company's advertising budget, promotion of the products and services of the Company's subsidiaries and other equity investments, future loans to other companies as a way to pursue business opportunities, increased interest expense, expanded operations, increased interest income, source of potential extraordinary income, payments on or collection of notes receivables, sources of working capital, collections on advances, fees earned through incubation services, reimbursement of expenses, working capital needs, options for repayment of notes payable, the renewal or extension of existing debt, the conversion of existing debt into equity, the location of private financing, an equity placement of securities to raise funds, methods of meeting business requirements in the future, the effect the Company's growth will have on the Company's financial and operational areas, the number of future employees, an increase in the amount of funds utilized in the future for advertising/marketing/office space/equipment, increased expenditures for legal and accounting services and the future outcome of Year 2000 computer-related problems. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Year 2000 Compliance" and "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and Rhino assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations
---------------------

     The Company posted revenues of $7,524 for the quarter ended March 31, 2000, up from $0 for the same quarter in 1999. This revenue was derived from $1,500 in Executive Assistance, Inc., and $6,024 in Eyesite.com, Inc., both wholly-owned subsidiaries of the Company. Eyesite.com, Inc. incurred a cost of goods sold of $2,500 for the quarter ended March 31, 2000. The Company anticipates increased revenue in the following quarters for Eyesite.com, Inc., but does not expect additional revenue in Executive Assistance at this time. Currently, any income from our equity investment in e-Data is immaterial.

     The Company's total general and administrative expenses increased from $2,186 in the first quarter of 1999 to $508,642 in the same period of 2000. Of this expense, $310,027 was attributable directly to the Company, $196,815 was attributable to Eyesite.com, $1,222 was attributable to Executive Assistance and the remaining $578 to Framing Systems, Inc., another wholly-owned subsidiary of the Company. The Company anticipates these figures to continue to rise for Rhino and Eyesite.com, as both companies increase staff to handle the marketing, administrative, management, legal, accounting and technological demands of its increased business activity. Personnel costs and professional fees grew from $0 in the first quarter of 1999 to $319,929 in the same period of 2000. Again, these figures are attributable to $228,636 for the Company, $90,221 for Eyesite.com and $1,072 for Executive Assistance. Additionally, the Company's operating costs increased from $1,328 in the first quarter of 1999 to $165,735 in the first quarter of 2000. Total operations costs for Rhino itself was $65,404, Eyesite.com was $100,063, Executive Assistance was $150 and Framing Systems was $118. This increase was caused by normal operating costs incurred by the Company, including office lease on a month to month basis, marketing, administrative and other costs related to doing business. The Company was not doing business during the first quarter of 1999. With the anticipated expansion of the Company's operations during 2000, management anticipates operating costs to increase as we expect to enter into formal long-term lease arrangements for both Rhino and Eyesite.com and a significant increase in the Company's advertising budget in 2000. This is due to the Company's need to promote the products and services of its subsidiaries and other equity investments.

     Other Income/(Expense) went from $0 in the first quarter of 1999 to ($58,569) in the first quarter of 2000. The change was caused by $70,238 in interest expense ($69,413 for Rhino and $825 for Eyesite.com) in the first quarter of 2000, which was offset by interest income of $38,796 ($35,255 for Rhino and $3,541 for Eyesite.com). The Company's equity interest in E-Data Alliance Corp. resulted in a loss of ($29,345). The Company will continue to make loans to other companies as a way to pursue business opportunities. The increase in interest expense was caused by the Company incurring additional debt to finance operations and acquisitions. The Company anticipates that interest expense will continue to increase into 2000 as the Company continues to expand and grow its operations. Therefore, it is anticipated that interest income for the Company will continue to grow into 2000. It is possible that the Company will have other extraordinary income in 2000, but at this time management cannot predict the source of any potential extraordinary income.

Financial Condition
-------------------

     At quarter end, cash and cash equivalents were $81,943 as compared to $0 at March 31, 1999. The ratio of current assets to current liabilities was .60 to 1 at March 31, 2000.

     Operating activities used $416,372 of cash in the first quarter of 2000 compared to $637 in the first quarter of 1999. The majority of the cash utilized by operations in the first quarter of 2000 was attributable to general & administrative costs.

     Investing activities consumed $108,880 during the first quarter of 2000, compared to $0 in the same period of 1999. Capital expenditures rose in the first quarter from $0 in 1999 to $19,605 in 2000. The increase in cash used by investing was due to the sale of unproductive assets and reinvestment in other property and equipment for the expansion of the Company. Additionally, during the quarter ended March 31, 2000, the Company made short-term loans bearing 8% to 10% interest to various companies totaling $568,739 which is an increase over 1999's total of $0. The Company also collected outstanding sums due on notes receivable totaling $441,595. The Company anticipates that a significant portion of these loans made will continue to be repaid in 2000, thus providing a source of working capital for the Company.

     Financing activity provided the Company with $217,124 net cash as of March 31, 2000 as compared to $0 in the same period of 1999. During the first quarter, the Company acquired additional financing in the amount of $654,338, of which $408,260 was for Rhino and $194,950 was for Eyesite.com. This increase was also caused by accrued interest on these notes and those outstanding at year end. During this period, the Company repaid $364,523 of notes. These payments were made to Dr. Gary Edwards and Digital Information & Virtual Access, Inc. In accordance with the Board of Directors' approval for the Company to repurchase its stock, Rhino expended $72,691 for 19,650 shares of its common stock purchased in the open market during the first quarter of 2000.

     This financing provided, in part, the funding for operations and investment activities. Management believes that collections on advances, fees earned through incubation services, interest income and reimbursement of expenses will be sufficient for the Company's working capital needs for the whole of the year 2000. As such, management anticipates that it may only need minimal working capital loans from time to time during 2000. Management anticipates collecting on approximately $200,000 to $500,000 of outstanding notes receivable in the third or fourth quarters of this year. Management foresees that its options for repaying $3,372,551 in notes payable are open. The Company could approach each lender to negotiate the renewal and extension of the debt or discuss the exploration of converting such debt into equity in the Company; could locate other private financing to replace the current financing; or could make an equity placement of securities to raise funds to repay these outstanding notes. Any one or more of these options may be used, as the Company is not committed to any single course of action at this time.

     The Company believes that it has the financial resources and commitments needed to meet business requirements in the foreseeable future, including capital expenditures and working capital requirements. The Company anticipates significant growth of its operations in 2000. This growth will in turn cause certain financial and operational areas of the Company to change. The most significant change in operations will be the number of employees working for the Company. The Company currently has 10 full-time employees and out-sources a large number of projects. In an effort to bring these projects "in-house" and based on the expansion, the Company anticipates having 35-50 full or part time employees by the end of 2000. This expansion will also significantly increase the funds utilized to provide sufficient advertising & marketing, office space and equipment for the increased staff and growth of the Company. Additionally, the Company will be required to increase its expenditures for legal and accounting services to meet its various compliance standards.

Year 2000 Compliance
--------------------

     Prior to January 1, 2000, it was widely believed that many computer systems used today would not be able to interpret data correctly after December 31, 1999, because such systems allow only two digits to indicate the year in a date. The Company and its subsidiaries have been engaged, both before December 31, 1999 and after January 1, 2000, in assessing this Year 2000 ("Y2K") issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers and others. The Company did not encounter any problems with Y2K issues, nor, based upon a review of its systems, does it expect to encounter any in the future.

Factors That May Impact Future Operating Results
------------------------------------------------

     The Company and its subsidiaries operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is dependent upon its current management team. If the Company were to lose any one or more of its management team, it could face a financial setback or suffer in other ways related to is planned business. It could take the Company a significant period of time to locate and train replacements, if and when necessary. The Company does have employment agreements with both its President and Chief Operating Officer, which may be terminated upon certain circumstances. These agreements are filed as exhibits to the Company's First Amendment to the Form 10-SB filed with the Securities and Exchange Commission.

     Since the Company has very little revenue at the moment, it is dependent upon outside financing for working capital and to grow its business. The Company may find it difficult to borrow additional funds or have access to additional funds via some other method. If such a situation occurs, the Company may not be able to make debt service payments, provide the services it has planned, increase its staff as planned or otherwise grow its business.

    The Company has a significant portion of debt which must be repaid in cash at some point or the Company must explore other alternatives for repayment, which could be in the form of conversion of debt to equity, replacement financing and/or an offering of securities. The Company may find it difficult to repay the existing debt when due, extend the due date of the existing debt, reach some agreement with regard to converting the debt to equity or otherwise satisfy its obligation. Likewise, if a new source of financing is found to replace the current source, the Company could face similar risks in the future with regard to its ability to repay or otherwise take care of any future debt. Also, any additional issuances of securities, whether in the form of converting debt to equity or the form of a securities offering, would dilute the share value of current shareholders.

     The Company has made several unsecured loans to other small companies. The Company faces a risk that these third party borrowers will not be able to pay the interest and/or principal on their debt. In the event these borrowers are unable to repay the interest and/or principal, the Company may seek to convert the debt into an equity interest in the borrowing entity. However, the Company may face difficulty in negotiating with such borrowers with regard to the ability to convert the debt into equity or the conversion ratio. Likewise, if such debt is converted into equity of the borrowing entity, there exists a great possibility that the equity interest in the borrowing entity will not be a liquid investment or that the value of such equity interest will not be at or near the original loan to the borrowing entity. Further, if one or more of these borrowing entities is unable to make interest and/or principal payments when due or if the debt is converted into a non-liquid equity investment, the Company could face a working capital shortage.

     The Company's subsidiary, Eyesite.com, has planned its business in accordance with current legislation. If new legislation is passed at a local, state or federal level, it could materially adversely affect Eyesite.com's business plan. Eyesite.com faces the risks that it might not be able to (1) continue its business as planned, (2) adjust its business plan in accordance with any new legislation, or (3) operate in such a manner that would eventually be profitable.

     In order to grow the Company's business as planned, the Company will have to hire additional personnel for a number of positions. The current low unemployment rate presents a challenge for management of the Company to locate and attract qualified individuals to fill the positions that the Company expects to have available. The Company faces the risks that it might not be able to (1) fill every position as it becomes available in a timely manner, (2) retain those employees it currently has or that it hires, or (3) offer an attractive enough compensation package to attract top quality candidates to its positions.


                 PART II - OTHER INFORMATION

(Items 1, 3, 4 and 5 have been omitted as there is no information to report.)

Item 2.  Changes in Securities.

     During the quarter ended March 31, 2000, the Company issued 1,500 shares of restricted common stock to two former noteholders for converting their debt into common stock. These securities were issued in reliance upon transactional exemptions provided by both Section 4(2) of the Securities Act of 1933, as amended, and
Article 581-5(B) of the Texas Securities Act, as such stock was issued in the ordinary course of business to liquidate a bonafide debt.

      Also during the quarter ended March 31, 2000, three officers/directors exercised options to purchase a total of 52,050 shares of common stock. However, these shares have not yet been issued by the Company's transfer agent.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: May 24, 2000          By: /s/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer