Form 10-Q/A
period 2000-03-31
RHINO ENTERPRISES GROUP INC
filed 2000-06-23
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB/A


     REVISED QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED MARCH 31, 2000



                 Commission file number 0-29403



                  RHINO ENTERPRISES GROUP, INC.,
                      a Nevada corporation
       2925 LBJ Freeway, Suite 188, Dallas, Texas 75234
                        (972) 241-2669


                   IRS Tax ID #: 88-0333844

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The revised consolidated financial statements for the quarter ended March 31, 2000 for Rhino Enterprises Group, Inc. ("Rhino" or the "Company") follow.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 (unaudited) and DECEMBER 31, 1999 (audited)

     ASSETS                             March        December
                                     -----------   ------------
Current Assets
   Cash on hand and in banks        $     81,943  $     390,071
   Receivables                         1,740,445      1,584,044
   Prepaid expenses and deposits         825,000        805,000
                                     -----------   ------------
Total Current Assets                   2,647,388      2,779,115
                                     -----------   ------------

Property, plant and equipment,
   at cost                                69,406         87,670
   Less -- accumulated depreciation       (8,331)        (7,453)
Investment in E-DATA ALLIANCE CORP.      170,655        200,000
Intangible assets including goodwill,
   at cost                               340,669        340,669
   Less -- accumulated amortization      (31,123)        (9,445)
                                     -----------   ------------
     Total Long-lived Assets             541,276        611,441
                                     -----------   ------------

        Total Assets                $  3,188,664  $   3,390,556
                                     ===========   ============

     CURRENT LIABILITIES

Accounts payable                    $     96,191  $      41,985
Accrued expenses                         929,977        839,334
Notes payable                          3,372,551      3,082,736
                                     -----------   ------------
        Total Current Liabilities      4,398,719      3,964,055
                                     -----------   ------------

     STOCKHOLDERS' EQUITY

Common stock                               1,577          1,577
Paid in capital                        1,585,295      1,585,295
Accumulated deficit                   (2,725,876)    (2,162,011)
Non-controlling interest                   1,640          1,640
Treasury stock, at cost                  (72,691)             0
                                     -----------   ------------
        Total Stockholders' Equity    (1,210,055)      (573,499)
                                     -----------   ------------
        Total Liabilities and
           Stockholders' Equity     $  3,188,664  $   3,390,556
                                     ===========   ============



See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                      March 31,      March 31,
                                        2000           1999
                                    ------------   ------------

REVENUES                           $       7,523  $           0

COST OF SALES                              2,500              0
                                    ------------   ------------
   GROSS PROFIT                            5,023              0
                                    ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs                       165,735            691
   Personnel costs                       253,258              0
   Legal and professional fees            66,671              0
   Depreciation and amortization          24,656              0
                                    ------------   ------------
   Total General and
     Administrative Expenses             510,320            691
                                    ------------   ------------

     LOSS FROM OPERATIONS               (505,297)          (691)
                                    ------------   ------------

OTHER INCOME (EXPENSE)
   Interest income                        38,797              0
   Interest expense                      (70,238)             0
   Equity in loss of
     E-DATA ALLIANCE CORP.               (29,345)
   Other                                   2,218              0
                                    ------------   ------------

     Total Other Income (Expense)        (58,568)             0
                                    ------------   ------------

LOSS BEFORE INCOME TAX                  (563,865)          (691)

PROVISION FOR INCOME TAX                       0              0
                                    ------------   ------------
        NET LOSS                   $     563,865  $         691
                                    ============   ============

        LOSS PER SHARE             $       (0.36) $       (0.01)
                                    ============   ============


See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                      March 31,      March 31,
                                        2000           1999
                                    ------------   ------------

CASH FROM OPERATING ACTIVITIES

   Net Loss                        $    (563,865) $        (691)
   Adjustments to reconcile net
   loss to net cash from operating
   activities
     Depreciation and amortization        24,656              0
     Equity in loss of E-DATA
       ALLIANCE CORP.                     29,345
     Changes in working capital          122,749            691
                                    ------------   ------------
    Net Cash From Operating
          Activities                    (387,115)             0
                                    ------------   ------------

CASH USED BY INVESTING ACTIVITIES

   Purchase property and equipment       (19,605)             0
   Sell property and equipment            37,869              0
   Increase in notes and advances       (611,633)             0
   Collection of notes and advances      455,232              0
                                    ------------   ------------
       Net Cash Used by Investing
          Activities                    (138,137)             0
                                    ------------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES

   Borrowings                            654,338              0
   Repayments                           (364,523)             0
   Purchase treasury stock               (72,691)             0
                                    ------------   ------------
       Net Cash Provided by
          Financing Activities           217,124              0
                                    ------------   ------------

NET CHANGE IN CASH                      (308,128)             0

CASH, January 1                          390,071              0
                                    ------------   ------------
CASH, March 31                     $      81,943  $           0
                                    ============   ============


See Notes to Consolidated Financial Statements.

           RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE A  - NATURE OF OPERATIONS

Rhino Enterprises Group, Inc.  (the "Company") was formerly known
as Unique Fashions, Inc. (a Nevada C corporation).   On April 30,
1999, the Unique Fashions, Inc. effected a one-for-twenty (1 for 20) reverse stock split of its common stock and changed its name to Rhino Enterprises Group, Inc. Rhino acts as a business incubator for start-up and emerging enterprises. The Company performs this function by providing management, consulting services, and financing to assist established operating entities to position themselves to enter the capital markets. The Company and its subsidiaries operate in two business segments - business incubation and e-commerce. See further discussion in Note L below.

The Company has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended March 31, 2000, since there have been no material changes (other than those included in the footnotes shown below) to the information previously reported by the Company in their consolidated financial statements for the fiscal year ended December 31, 1999 and which was included in the Registration Statement and amendments thereto filed in Form 10-SB.


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

Allowance for Uncollectible Notes Receivable - Management believes that a reserve for uncollectible notes receivable was not necessary at March 31, 2000.

Amortization of Intangible Assets - Intangible assets, which consist of certain proprietary knowledge and a web-site, are being amortized over 3 years.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



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

Earnings Per Share - Basic loss per share was computed by dividing the net loss allocable to common shareholders by the weighted monthly average outstanding common shares during the year. A reconciliation of the numerator and denominator associated with this calculation is presented below. Diluted earnings per share reflect per share amounts that would result if potentially dilutive securities were converted into common stock.

Advertising - The Company expenses advertising as it is incurred. $64,858 was expended in the three months ended March
31, 2000.

Comprehensive Income - The Company has no items of "other comprehensive income". Therefore, net income equals comprehensive income.

Revenue Recognition - Since reviving the previously dormant Unique Fashions, Inc. in April, 1999, the Company has not generated any significant amounts of revenue. The subsidiaries also did not generate any significant amount of revenue as they were either dormant when the Company acquired them or were incorporated late in 1999. The Company will enter into contractual agreements to provide management, consulting and financial assistance to start-up and emerging growth companies. Typical incubation agreements would call for either a flat monthly fee or hourly rates plus reimbursement for out-of-pocket expenses. Revenues from these agreements will be recognized as services are provided. The Company will recognize interest income on funds advanced in the form of short term notes and will recognize earnings from its equity method investee. E-commerce operations will recognize revenue as services are provided.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock - based Compensation - The Company recognizes the compensation generated by granting stock options to employees and non-employee directors in accordance with the provisions of APB No. 25. Disclosure of the amount of expense that would have been recorded had the Company followed the accounting prescribed by SFAS No. 123 was based on the fair value of the underlying common stock using the Black-Scholes options pricing model. The significant assumptions used to estimate the fair value of the options granted included setting the volatility at zero, the discount bond rate at 6%, and the annual dividend rate at zero. For stock issued to non-employees in exchange for various services, the Company recognizes the compensation under the provisions of SFAS No. 123.

NOTE C - NOTES RECEIVABLE FROM OPERATING AND EMERGING ENTERPRISES

As a vital part of its strategic activities as a business incubator, the Company makes initial investments in established operating entities and start-up or emerging enterprises primarily by advancing funds in the form of short-term unsecured notes. The following summarizes significant advances outstanding as of March 31, 2000 -

Unsecured advances to established operating entities -
   Emerging Pharmacy Solutions, Inc.                 $  300,791
   Energy Systems Solutions, Inc.                       203,000
   Sarwin Family LLC                                    144,000
   Teman Electric (related party)                       413,700
                                                      ---------
                                                      1,061,491
                                                      ---------

Advances to start-up or emerging entities -
   Ebzzz, Inc.                                           10,000
   Hart Prince Group, Inc.                               25,000
   Legend Security                                       13,500
   Target Marketing                                      47,032
   Marathon Capital Group                                92,000
   Real Talk Network, Inc. (Secured)                    200,000
                                                      ---------
                                                        387,532
                                                      ---------
Other unsecured notes receivable -
   Individuals                                          171,370
   Interest income and expense reimbursements            85,052
   Stockholders                                          35,000
                                                      ---------
                                                        291,422
                                                      ---------
     Total Notes Receivable                          $1,740,445
                                                      ---------

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE C - NOTES RECEIVABLE FROM OPERATING AND EMERGING ENTITIES, cont.

Each of these notes is due in less than one year and bear interest ranging from 6% to 10%. Accrued interest amounting to 50,803 is included in "Receivables." As of the date of the the consolidated financial statements, none of the notes are delinquent. The established operating enterprises have track records of profitability and cash generation and the Company believes that there is not a significant risk of not collecting the funds advanced.

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


NOTE D   INDEBTEDNESS

At March 31, 2000, Rhino had short term indebtedness as follows -

     Note payable to Digital Information & Virtual
     Access, Inc., 6% interest, unsecured, Note
     is due on demand                               $   829,424

     Note payable to Southern Leasing, Inc.  8%
     interest, unsecured. Note is due on demand          33,260

     Note payable to Southern Leasing, Inc.  8%
     interest, unsecured. Note is due on demand          25,000

     Note payable to Net.Return, Inc. 10%
     interest, unsecured.  Note is due on or
     before 1-31-01                                     100,000

     Note payable to Net.Return, Inc. 10%
     interest, unsecured.  Note is due on or
     before 1-31-01                                     200,000

     Note payable to Net.Return, Inc. 10%
     interest, unsecured.  Note is due on or
     before 12-31-00                                 $2,000,000
                                                      ---------
                                                     $3,187,684

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE D - INDEBTEDNESS - continued

At March 31, 2000, Eyesite.Com, Inc. had short term indebtedness as follows -

     Note payable to Southern Leasing, 8% interest,
     Unsecured and due March 15, 2001               $    38,200

     Note payable to Southern Leasing, 8% interest,
     Unsecured and due March 24, 2001                    20,000

     Note payable to Southern Leasing, 8% interest,
     Unsecured and due March 20, 2001                    60,000

     Note payable to Net.Return, Inc., 10% interest,
     Unsecured and due February 15, 2001                 50,000

     Note payable to Dr. Gary Edwards, 10% interest,
     secured by certain intellectual property and
     license rights.  Due in six monthly installments
     of $8,333                                      $    16,667
                                                        184,867
                                                      ---------
        Consolidated Debt at 3-31-00                 $3,372,551
                                                      ---------

NOTE E  - COMMON STOCK

The Company has 25,000,000 of authorized shares of common stock at a par value of $0.001 per share. At March 31, 2000, there were 1,577,075 shares outstanding.


NOTE F - EARNINGS PER SHARE RECONCILIATIONS

The following table summarizes the amounts used to calculate the basic loss per share as reported in the accompanying consolidated statement of income. The stock options discussed below were not included in the calculation of diluted loss per share as their effect was anti-dilutive.
                              For the Quarter Ended December 31
                                      2000           1999
                                   ----------     ----------
   Net Loss                       $   563,865    $       691

   Weighted average outstanding
     shares                         1,576,075        213,476

         RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE G - STOCK OPTIONS

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

If, under the provisions of SFAS No. 123, the Company had calculated compensation costs based on the fair value at the grant date for these stock options, net earnings and earnings per share would not have been materially effected. The estimated per share weighted average fair value of the stock options granted during 1999 was $0.06. This amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the options. The dividend yield was set at zero, since the Company has not paid any dividends and does not expect to do so in the forseeable future. Expected volatility was also set at zero, since the Company's stock is restricted and has had a very small trading volume. The risk-free interest rate was based on the Federal Reserve's bond discount rate of 6%.

The following table summarizes options outstanding at March 31, 2000 and the changes during the three months then ended -

Outstanding at December 31, 1999                   952,500

     Granted                                             0
     Exercised                                      52,050
     Canceled                                      137,500
                                                   -------
     Outstanding at March 31, 2000                 762,950
                                                   -------
     Exercisable at March 31, 2000                  27,275
                                                   =======

NOTE H  - COMMITMENTS AND CONTINGENCIES

The Company operates out of sub - leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of the Company's shareholders. Rent expense was $27,871 and $ -0- for the three months ended March 31, 2000 and 1999, respectively.
                          -11-

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE H  - COMMITMENTS AND CONTINGENCIES  - (continued)

The Company also has an overhead (expenses related to occupancy, such as telephone, utilities, etc.) reimbursement agreement which is based on the square-footage occupied, with this same stockholder. This arrangement calls for monthly billings. See the related party footnote disclosures in Note K for a summary of amounts incurred and paid under this reimbursement agreement. Management believes that the allocation methods applied to overhead charges are reasonable.

On November 29, 1999, the Board of Directors approved the buy-back of up to 200,000 shares of the Company's common shares for a price not to exceed $5 per share for a period of 180 days from the date the Company issues a press release to its stockholders announcing such a buy-back. During the three months ended March 31, 2000, the Company has purchased 72,690 shares of its common stock back from its shareholders at an average price of $3.70.

On December 22, 1999, Eyesite.Com, Inc. entered into a consulting contract with Dr. Gary Edwards to maintain and enhance its web site. Among other things, the agreement provides for 36 monthly payments of $7,000 which is for 35 hours per month at $200 per hour for Dr. Edwards services.

On March 7, 2000, the Company entered into a sale-leaseback transaction with Southwest Leasing, Inc. (an unrelated entity),
for automobiles and equipment.   The leases are operating leases
which provide for, among other things, 60 monthly payments in the amount of $935. At the Company's option, the lease can be renewed for an additional 24 months at the same monthly rental.


NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash in several accounts with financial institutions, including a money market account with a national brokerage house. At various times during the three months ended March 31, 2000, the Company had funds on deposit in excess of the Federally insured limits of $100,000.

NOTE J - EQUITY IN E-DATA ALLIANCE CORP.

The Company owns a 50% interest in e-Data Alliance Corp. The following represents unaudited financial information taken from the books and records of e-Data for the three months ended March
31, 2000 -

     Sales                                              $24,490
     Gross loss                                          44,224
     Loss from operation                                 53,318
     Net Loss                                            53,318

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE K - RELATED PARTY TRANSACTIONS


Related Party &     Balance at       Amounts      Amounts      Balance at
Relationship        Dec 31, 1999     Advanced     Collected    Mar 31, 2000
----------------    ------------     ---------    ---------    ------------
Teman Electric(1)  $    333,700     $   80,000   $   - 0 -    $     413,700

Memorabilia &
Antiquities (2)         355,000         77,500      432,500             -0-

Marathon Group (1)       40,000         52,000        - 0 -          92,000

Joe Glover (1)           10,000            -0-        - 0 -          10,000

Dan Weaver (1)            5,000         10,000        - 0 -          15,000

Start-up Entities
Shown in Note C             -0-         95,532        - 0 -          95,532

                                  Funds Received   Amounts Repaid
                                  from

DIVA (3)           $(1,041,069)   $   (110,748)    $  322,392   $    (829,425)

Strateia Group (1)      (5,864)        (30,358)      20,470         (15,752)

        Other     Transactions    With Related     Parties

Dan Weaver (1)   Cash Payments
                 for Accounting   $      9,075

e-Data           Purchase Web
                 hosting and
                 design services  $     18,694

Strateia         Rent incurred
Group (1)      by  the Company  $     19,694

Strateia         Overhead
Group (1)        Reimbursement    $     10,870


(1) Stockholder
(2)Owned by President of Rhino
(3) Common officers & shareholders

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999


NOTE L  - SEGMENT INFORMATION

The Company organizes its business into two reportable segments - business incubation and e-commerce entities. As previously discussed in these notes, the business incubation segment includes the parent company, Rhino, its subsidiary Executive Assistance, Inc., and its equity method investee, E-Data Alliance Corp. This segment provides various forms of assistance (in the form of management, consulting services, and financing) to assist start-up and emerging enterprises as well as established operating companies position themselves to enter capital markets. Segment revenues consist of fees, expense reimbursements, interest income on funds advanced in the form of short term notes, earnings of subsidiaries and equity method investees.

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


NOTE M - SUPPLEMENTAL DISCLOSURES FOR THE CASH FLOW STATEMENT

     Interest paid                                    $27,148
     Income taxes paid                                  - 0 -

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31




SEGMENT DATA - 2000             Incubator      E-Commerce       Eliminations       Consolidated
--------------------------     -----------   --------------    ----------------   --------------

  Asset Information
--------------------------

Current Assets, other than
  notes receivable            $    850,268  $        56,675   $               0  $       906,943


Notes receivable                 1,966,493          181,506             407,554        1,740,445

Investment in equity
   method investees                170,655                0                   0          170,655

Other long-lived assets            280,205          102,043             (11,627)         370,621
                               -----------   --------------    ----------------   --------------
     Total Assets             $  3,267,621  $       340,224   $        (419,181)  $    3,188,664
                               ===========   ==============    ================   ==============

Profit and Loss Information
--------------------------
Revenues from external
   customers                  $      1,500   $        6,023    $              0   $        7,523
Revenues from other operating
   segments                              0                0                   0                0
Interest revenue                    35,255            3,542                   0           38,797
Other income                         2,218                0                   0            2,218
Loss in E-Data Alliance Corp.      (29,345)               0                              (29,345)
Operating expenses           (295,261)        (192,903)                  0         (488,164)
Interest expense                   (69,413)            (825)                             (70,238)
Depreciation and amortization      (15,988)          (6,990)             (1,678)         (24,656)
                               -----------   --------------    ----------------   --------------
     Net Loss                 $   (371,034) $      (191,153)  $          (1,678) $      (563,865)
                               ===========   ==============    ================   ==============

Income tax                               0                0                   0                0
Equity in net loss of equity
   method investees                 29,345                0                   0           29,345


RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31



SEGMENT DATA - 1999             Incubator      E-Commerce       Eliminations       Consolidated
--------------------------     -----------   --------------    ----------------   --------------

  Asset Information
--------------------------
Current Assets, other than
   notes receivable           $          0  $             0   $               0  $             0

Receivables                              0                0                   0                0

Investment in equity method
   investees                             0                0                   0                0

Other long-lived assets
   (Goodwill)                            0                0              42,502           42,502
                               -----------   --------------    ----------------   --------------
Total Assets                  $          0  $             0   $          42,502  $        42,502
                               ===========   ==============    ================   ==============

Profit and Loss Information
----------------------------
Revenues from external
   customers                  $          0  $             0   $               0  $             0
Revenues from other
   operating segments                    0                0                   0                0
Interest revenue                         0                0                   0                0
Other income                             0                0                   0                0
Operating expenses                    (691)               0                   0             (691)
Interest expense                         0                0                   0                0
Depreciation and amortization            0                0                   0                0
                               -----------   --------------    ----------------   --------------
     Net Loss                 $       (691) $             0   $               0  $          (691)
                               ===========   ==============    ================   ==============

Income tax                               0                0                   0                0
Equity in net income of equity
   method investees                      0                0                   0                0


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

Results of Operations
---------------------

     The Company posted revenues of $7,523 for the quarter ended March 31, 2000, up from $0 for the same quarter in 1999. This revenue was derived from $1,500 in Executive Assistance, Inc., and $6,023 in Eyesite.com, Inc., both wholly-owned subsidiaries of the Company. Eyesite.com, Inc. incurred a cost of goods sold of $2,500 for the quarter ended March 31, 2000. The Company anticipates increased revenue in the following quarters for Eyesite.com, Inc., but does not expect additional revenue in Executive Assistance at this time. Currently, any income from our equity investment in e-Data is immaterial.

     The Company's total general and administrative expenses increased from $691 in the first quarter of 1999 to $510,320 in the same period of 2000. Of this expense, $311,705 was attributable directly to the Company, $196,815 was attributable to Eyesite.com, $1,222 was attributable to Executive Assistance and the remaining $578 to Framing Systems, Inc., another wholly-owned subsidiary of the Company. The Company anticipates these figures to continue to rise for Rhino and Eyesite.com, as both companies increase staff to handle the marketing, administrative, management, legal, accounting and technological demands of its increased business activity. Personnel costs and professional fees grew from $0 in the first quarter of 1999 to $319,929 in the same period of 2000. Again, these figures are attributable to $228,636 for the Company, $90,221 for Eyesite.com and $1,072 for Executive Assistance. Additionally, the Company's operating costs increased from $691 in the first quarter of 1999 to $165,735 in the first quarter of 2000. Total operations costs for Rhino itself was $65,404, Eyesite.com was $100,063, Executive Assistance was $150 and Framing Systems was $118. This increase was caused by normal operating costs incurred by the Company, including office lease on a month to month basis, marketing, administrative and other costs related to doing business. The Company was not doing business during the first quarter of 1999. With the anticipated expansion of the Company's operations during 2000, management anticipates operating costs to increase as we expect to enter into formal long-term lease arrangements for both Rhino and Eyesite.com and a significant increase in the Company's advertising budget in 2000. This is due to the Company's need to promote the products and services of its subsidiaries and other equity investments.

     Other Income/(Expense) went from $0 in the first quarter of 1999 to ($58,568) in the first quarter of 2000. The change was caused by $70,238 in interest expense ($69,413 for Rhino and $825 for Eyesite.com) in the first quarter of 2000, which was offset by interest income of $38,797 ($35,255 for Rhino and $3,542 for Eyesite.com). The Company's equity interest in E-Data Alliance Corp. resulted in a loss of ($29,345). The Company will continue to make loans to other companies as a way to pursue business opportunities. The increase in interest expense was caused by the Company incurring additional debt to finance operations and acquisitions. The Company anticipates that interest expense will continue to increase into 2000 as the Company continues to expand and grow its operations. Therefore, it is anticipated that interest income for the Company will continue to grow into 2000. It is possible that the Company will have other extraordinary income in 2000, but at this time management cannot predict the source of any potential extraordinary income.

Financial Condition
-------------------

     At quarter end, cash and cash equivalents were $81,943 as compared to $0 at March 31, 1999. The ratio of current assets to current liabilities was .60 to 1 at March 31, 2000.

     Operating activities used $387,115 of cash in the first quarter of 2000 compared to $0 in the first quarter of 1999. The majority of the cash utilized by operations in the first quarter of 2000 was attributable to general & administrative costs.

     Investing activities consumed $138,137 during the first quarter of 2000, compared to $0 in the same period of 1999. Capital expenditures rose in the first quarter from $0 in 1999 to $19,605 in 2000. The increase in cash used by investing was due to the sale of unproductive assets and reinvestment in other property and equipment for the expansion of the Company. Additionally, during the quarter ended March 31, 2000, the Company made short-term loans bearing 8% to 10% interest to various companies totaling $611,633 which is an increase over 1999's total of $0. The Company also collected outstanding sums due on notes receivable totaling $455,232. The Company anticipates that a significant portion of these loans made will continue to be repaid in 2000, thus providing a source of working capital for the Company.

     Financing activity provided the Company with $217,124 net cash as of March 31, 2000 as compared to $0 in the same period of 1999. During the first quarter, the Company acquired additional financing in the amount of $654,338, of which $486,138 was for Rhino and $168,200 was for Eyesite.com. This increase was also caused by accrued interest on these notes and those outstanding at year end. During this period, the Company repaid $364,523 of notes. These payments were made to Dr. Gary Edwards and Digital Information & Virtual Access, Inc. In accordance with the Board of Directors' approval for the Company to repurchase its stock, Rhino expended $72,691 for 19,650 shares of its common stock purchased in the open market during the first quarter of 2000.

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


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: June 23, 2000         By:/S/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer