Form 10QSB/A
period 2000-03-31
RHINO ENTERPRISES GROUP INC
filed 2000-08-07
CIK 1101809

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

                                      Restated       Restated
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


                                      Restated       Restated
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


                                      Restated       Restated
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

On December 22, 1999, Eyesite.Com, Inc. entered into a consulting contract with Dr. Gary Edwards to maintain and enhance its web site. Among other things, the agreement provides for 36 monthly payments of $7,000 which is for 35 hours per month at $200 per hour for Dr. Edwards' services. As an inducement to enter into the web-site consulting contract, the Company promised to issue 500,000 shares of EYESITE.COM, Inc.'s common stock to Dr. Edwards upon completion of the first five months of the 36-month agreement.

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

NOTE N - RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

The consolidated balance sheet for December 31, 1999 was restated to reflect purchase accounting for the acquisition of Framing Systems, Inc. and Executive Assistance, Inc. rather than the pooling method. Such revision increased assets and stockholder's equity by $97,891 which represents goodwill of $100,669 net of amortization of $2,778. Net loss for the three months ended March 31, 1999 in the consolidated statement of income decreased by $1,495 (negligible amount per share) due again to the use of purchase versus pooling accounting.

The consolidated balance sheet for March 31, 2000 was restated to reflect $1,678 additional amortization of goodwill recognized by using the purchase method of accounting as described in the preceding paragraph. Net loss of the quarter ended March 31, 2000 was increased by $1,678 of additional amortization. Net loss per share was not affected by this restatement.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31




SEGMENT DATA - 2000
     -- Restated                Incubator      E-Commerce       Eliminations       Consolidated
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


RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31



SEGMENT DATA - 1999
     -- Restated                Incubator      E-Commerce       Eliminations       Consolidated
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

Restatement of Previously Reported Amounts
------------------------------------------

     The consolidated balance sheet for December 31, 1999 was restated to reflect purchase accounting for the acquisition of Framing Systems, Inc. and Executive Assistance, Inc. rather than the pooling method. Such revision increased assets and stockholder's equity by $97,891 which represents goodwill of $100,669 net of amortization of $2,778. Net loss for the three months ended March 31, 1999 in the consolidated statement of income decreased by $1495 (negligible amount per share) due again to the use of purchase versus pooling accounting.

     The consolidated balance sheet for March 31, 2000 was restated to reflect $1,678 additional amortization of good will recognized by using the purchase method of accounting as
described in the preceding paragraph.   Net loss for the quarter
ended March 31, 2000 was increased by $1,678 of additional amortization. Net loss per share was not affected by this restatement.


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

     No Exhibits are attached to this amended Form 10-QSB for the quarter ended March 31, 2000.


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


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: August 4,2000         By:/S/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer