Form 10QSB
period 2000-06-30
RHINO ENTERPRISES GROUP INC
filed 2000-08-15
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          JUNE 30, 2000



                 Commission file number 0-29403



                  RHINO ENTERPRISES GROUP, INC.,
                      a Nevada corporation
       2925 LBJ Freeway, Suite 188, Dallas, Texas 75234
                        (972) 241-2669


                   IRS Tax ID #: 88-0333844

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

RHINO ENTERPRISES GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 (unaudited) and DECEMBER 31, 1999 (audited)



                                             June     December
        ASSETS                               2000       1999
---------------------------------         ---------  ----------
Current Assets
   Cash on hand and in banks            $     1,559 $   390,071
   Receivables                            1,848,218   1,584,044
   Prepaid expenses and deposits            839,621     805,000
                                          ---------  ----------
     Total Current Assets                 2,689,398   2,779,115
                                          ---------  ----------

Property, plant and equipment,
  at cost                                   125,126      87,670
   Less -- accumulated depreciation         (10,605)     (7,453)
Invesment in E-DATA ALLIANCE CORP.          155,253     200,000
Intangible assets including goodwill,
  at cost                                   384,089     340,669
   Less -- accumulated amortization         (56,122)     (9,445)
                                          ---------  ----------
Total Long-lived Assets                    597,741      611,441
                                          ---------  ----------
Total Assets                             $3,287,139 $ 3,390,556
                                          =========  ==========

CURRENT LIABILITIES
---------------------------------
Accounts payable                        $    81,703 $    41,985
Accrued expenses                          1,009,593     839,334
Notes payable                             3,728,415   3,082,736
                                          ---------  ----------
Total Current Liabilities                 4,819,711   3,964,055
                                          ---------  ----------

STOCKHOLDERS' EQUITY
---------------------------------
Common stock                                  1,637       1,577
Preferred stock                                 192           0
Paid in capital                           1,840,137   1,585,295
Accumulated deficit                      (3,304,488) (2,162,011)
Non-controlling interest                      2,640       1,640
Treasury stock, at cost                     (72,690)          0
                                          ---------  ----------
Total Stockholders' Equity               (1,532,572)   (573,499)
                                          ---------  ----------

Total Liabilities and
  Stockholders' Equity                   $3,287,139 $ 3,390,556
                                          =========  ==========




See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                Quarter     Ended     Six Months      Ended
                              ==========  ==========  ===========  =========
                                June 30    June 30      June 30      June 30
                                 2000       1999         2000         1999
                              ----------  ----------  -----------  ---------

REVENUES                      $   22,780 $         0 $     28,803 $        0

COST OF SALES                     15,321           0       17,821          0
                              ----------  ----------  -----------  ---------
   GROSS PROFIT                    7,459           0       10,982          0
                              ----------  ----------  -----------  ---------

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs               156,638      34,865      322,020     35,556
   Personnel costs               299,547           0      587,333          0
   Legal and
     professional fees            46,302           0       77,373          0
   Depreciation and amortization  27,735       1,057       51,930      1,057
                              ----------  ----------  -----------  ---------
Total General and
   Administrative Expenses       530,222      35,922    1,038,656     36,613
                              ----------  ----------  -----------  ----------

LOSS  FROM OPERATIONS           (522,763)    (35,922)  (1,027,674)    (36,613)
                              ----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
   Interest income                39,567           0       78,363           0
   Interest expense              (78,275)          0     (148,512)          0
   Equity in loss of
     E-DATA ALLIANCE CORP.       (15,403)          0      (44,748)          0
   Other                             200         136        2,715         136
                              ----------  ----------  -----------  ----------
Total Other Income (Expense)     (53,911)        136     (112,182)        136
                              ----------  ----------  -----------  ----------

LOSS BEFORE INCOME TAX          (576,674)    (35,786)  (1,139,856)    (36,477)

PROVISION FOR INCOME TAX               0           0            0           0
                              ----------  ----------  -----------  ----------
NET LOSS                      $ (576,674) $  (35,786) $(1,139,856) $  (36,477)
                              ==========  ==========  ===========  ==========

LOSS PER SHARE                $     0.35  $     0.03  $      0.71  $     0.04
                              ==========  ==========  ===========  ==========



See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF  CASH FLOWS
FOR  THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                Quarter     Ended     Six Months      Ended
                              ==========  ==========  ===========  =========
                                June 30    June 30      June 30      June 30
                                 2000       1999         2000         1999
                              ----------  ----------  -----------  ---------

CASH FROM OPERATING ACTIVITIES

   Net Loss                  $  (576,674)$   (35,786)$ (1,139,856)$  (36,477)
   Adjustments to reconcile
   net loss to net cash
   from operating activities
     Depreciation and
       amortization               27,735       1,057       51,930      1,057
     Equity in loss of
       E-Data Alliance Corp.      15,402           0       44,747          0
     Changes in working capital    9,799      17,032       96,512     15,694
                              ----------  ----------  -----------  ---------
Net Cash From Operating
  Activities                    (523,738)    (17,697)    (946,667)   (19,726)
                              ----------  ----------  -----------  ---------

CASH USED BY INVESTING ACTIVITIES

   Purchase depreciable assets   (72,562)          0      (90,840)         0
   Purchase intangible assets    (43,420)          0      (43,420)         0
   Sell property and equipment    15,515           0       53,384          0
   Increase in notes and
     advances                   (108,000)    (32,220)    (671,508)   (32,220)
   Collection of notes and
     advances                     39,862           0      481,456          0
                              ----------  ----------  -----------  ---------
     Net Cash Used by
       Investing Activities     (168,605)    (32,220)    (270,928)   (32,220)
                              ----------  ----------  -----------  ---------

CASH PROVIDED BY FINANCING ACTIVITIES

   Issue common stock             16,094      67,355       16,094     67,355
   Issue preferred stock         240,000           0      240,000          0
   Borrowings                    376,710      12,500    1,031,048     15,000
   Repayments                    (20,846)          0     (385,369)         0
   Issuance costs                      0     (30,000)           0    (30,000)
   Purchase treasury stock             0           0      (72,690)         0
                              ----------  ----------  -----------  ---------
Net Cash Provided by
   Financing Activities          611,958      49,855      829,083     52,355
                              ----------  ----------  -----------  ---------

NET CHANGE IN CASH               (80,385)        (62)    (388,512)       409

CASH, beginning of period         81,944         471      390,071          0
                              ----------  ----------  -----------  ---------

CASH, end of period          $     1,559 $       409 $      1,559 $      409
                              ==========  ==========  ===========  =========



See Notes to Consolidated Financial Statements.

            RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000



NOTE A  - NATURE OF OPERATIONS

Rhino Enterprises Group, Inc. (The "Company") was formerly known as Unique Fashions, Inc. (a Nevada C corporation). On April 30, 1999, Unique Fashions, Inc. effected a one-for-twenty (1 for 20) reverse stock split of its common stock and changed its name to Rhino Enterprises Group, Inc. Rhino acts as a business incubator for start-up and emerging enterprises. The Company performs this function by providing management, consulting services, and financing to assist established operating entities to position
themselves to enter the capital markets.   The Company and its
subsidiaries operate in two business segments   business
incubation and e-commerce. See further discussion in Note L below.

The Company has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended June 30, 2000, since there have been no material changes (other than those included in the footnotes shown below) to the information previously reported by the Company in their consolidated financial statements for the fiscal year ended December 31, 1999 and which was included in the Registration Statement and amendments thereto filed in the Form 10-SB.


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

Consolidation - These consolidated financial statements contain the accounts of Rhino Enterprises Group, Inc. and its wholly-owned subsidiaries - Eyesite.Com, Inc. and Executive Assistance, Inc., and its 68% - owned subsidiary, Framing Systems, Inc.
The Company's investment in E-Data Alliance Corp. represents a 50% ownership position; consequently, this investee is accounted
for using the equity method.   All significant inter-company
transactions and balances have been eliminated in consolidation.

Property, Plant and Equipment - All fixed and depreciable assets are carried at cost. Depreciation of property, plant, and equipment was provided using the straight-line method over the expected useful life of the assets which range from 3 to 7 years.

Allowance for Uncollectible Notes Receivable - Management believes that a reserve for uncollectible notes receivable was not necessary at June 30, 2000.

Amortization of Intangible Assets -- Intangible assets, which consist of certain proprietary knowledge and a web-site, are being amortized over 3 years.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000


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

Income Tax Accounting - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, plus deferred taxes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent future tax return consequences of those temporary differences. At June 30, 2000 there were no significant deferred tax assets or liabilities.

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

Advertising - The Company expenses advertising as it is incurred. $27,640 was expended in the three months ended June 30, 2000; $92,498 was expended in the six months ended June 30, 2000.

Comprehensive Income - The Company has no items of "other comprehensive income." Therefore, net income equals comprehensive income.

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

                RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000


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

NOTE C - NOTES RECEIVABLE FROM OPERATING AND EMERGING ENTERPRISES

As a vital part of its strategic activities as a business incubator, the Company makes initial investments in established operating entities and start-up or emerging enterprises primarily by advancing funds in the form of short-term unsecured notes. The following summarizes significant advances outstanding as of June 30, 2000 -

Unsecured advances to established operating entities -
   Emerging Pharmacy Solutions, Inc.                  $  300,791
   Energy Systems Solutions, Inc.                        213,000
   Sarwin Family LLC                                     144,000
   Teman Electric (related party)                        413,700
                                                       ---------
                                                       1,071,491
                                                       ---------

Advances to start-up or emerging entities -
   Ebzzz, Inc. (related party)                            10,000
   Legend Security (related party)                        13,500
   Target Marketing (related party)                       47,032
   Marathon Capital Group                                 92,000
   R&R Foods                                               6,000
   Historic Inns                                           3,000
   Swan River                                             50,000
   Canton Auction House                                   37,000
   Real Talk Network, Inc. (Secured)                     200,000
                                                       ---------
                                                         458,532
                                                       ---------
Other unsecured notes receivable -
   Individuals                                           181,370
   Accrued interest income and reimbursements            123,781
   Stockholders                                           13,044

                                                         318,195
                                                       ---------

     Total Notes Receivable                           $1,848,218
                                                       ---------

           RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000



NOTE C - NOTES RECEIVABLE FROM OPERATING AND EMERGING ENTITIES, cont.

Each of these notes is due in less than one year and bear interest ranging from 6% to 10%. Accrued interest amounting to
$101,427 is included in "Receivables."   As of the date of the
the consolidated financial statements, none of the notes are delinquent. The established operating enterprises have track records of profitability and cash generation and the Company believes that there is not a significant risk of not collecting the funds advanced.

The notes from Real Talk Network, Inc. are secured by the personal guarantee of the stockholders of Real Talk Network, Inc.
and all the tangible assets of the company, which consist primarily of cash and equipment.

The Company anticipates either receiving repayment of the funds advanced, or taking an equity position when the entity is ready to either go public or become a subsidiary of the Company. Each of the entities listed above is an operating enterprise with the capability to repay the loans. Any exchange of stock in satisfaction of the notes will be negotiated at the time of conversion.

NOTE D - INDEBTEDNESS

At June 30, 2000, Rhino had short term indebtedness as follows -

   Note payable to Digital Information &
   Virtual Access, Inc., 6% interest,
   unsecured, Note is due on demand                  $   929,135

   Notes payable to Southwest Leasing, Inc.
   8% interest, unsecured. Notes are due
   on demand                                             143,260

   Note payable to Net.Return, Inc.
   10% interest Unsecured. Note is due
   on or before 5-5-01                                    50,000

   Note payable to Net.Return, Inc.
   10% interest Unsecured. Note is due
   on or before 5-23-01                                   50,000

   Note payable to Net.Return, Inc.
   10% interest Unsecured. Note is due
   on or before 6-2-01                                    17,000

   Note payable to Net.Return, Inc.
   10% interest, unsecured.  Note is due
   on or before 1-31-01                                  100,000

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000



NOTE D - INDEBTEDNESS - continued

   Note payable to Net.Return, Inc.,
   10% interest, unsecured.  Note is due
   on or before 1-31-01                                  200,000

   Note payable to Net.Return, Inc.,
   10% interest, Unsecured and due
   February 15, 2001                                      50,000

   Note payable to Net.Return, Inc.,
   10% interest, unsecured.  Note is due
   on or before 12-31-00                              $2,000,000
                                                       ---------
                                                      $3,539,395
                                                       ---------

At June 30,2000, Eyesite.Com, Inc. had short term indebtedness as follows -

   Note payable to Southwest Leasing,
   8% interest, Unsecured and due
   March 15, 2001                                    $    38,200

   Note payable to Southwest Leasing,
   8% interest, Unsecured and due
   March 24, 2001                                         20,000

   Note payable to Southwest Leasing,
   8% interest, Unsecured and due
   March 20, 2001                                         60,000

   Note payable to Southwest Leasing,
   10% interest, Unsecured and due
   April 7, 2001                                          15,000

   Note payable to Southwest Leasing,
   10% interest, Unsecured and due
   April 26, 2001                                         10,000

   Note payable to Southwest Leasing,
   10% interest, Unsecured and due
   May 3, 2001                                            10,000

   Note payable to Southwest Leasing,
   10% interest, Unsecured and due
   May 15, 2001                                           10,000

   Note payable to The Strateia Group, Inc.,
   10% interest, Unsecured and due
   June 19, 2001                                          25,820
                                                       ---------
                                                         189,020
                                                       ---------
     Consolidated Debt at 6-30-00                     $3,728,415
                                                       ---------

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000



NOTE E - COMMON STOCK

The Company has 25,000,000 of authorized shares of common stock
at a par value of $0.001 per share.   At June 30, 2000, there
were 1,636,956 shares outstanding.


NOTE F -- EARNINGS PER SHARE RECONCILIATIONS

The following table summarizes the amounts used to calculate the basic loss per share as reported in the accompanying consolidated statement of income. The stock options discussed below were not included in the calculation of diluted loss per share as their effect was anti-dilutive.

                                         For the Quarter Ended
                                       -------------------------
                                         June 30,     June 30,
                                          2000          1999
                                       -----------  ------------
     Net Loss                         $    576,674 $      35,786

     Weighted average outstanding
       shares                            1,631,402     1,296,061

                                       For the Six Months Ended
                                      --------------------------
                                        June 30,       June 30,
                                         2000            1999
                                      ------------  ------------
     Net Loss                        $   1,139,856 $      36,477

     Weighted average outstanding
       shares                            1,603,988       866,985


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

If, under the provisions of SFAS No. 123, the Company had calculated compensation costs based on the fair value at the grant date for these stock options, net earnings and earnings per share would not have been materially effected. The estimated per share weighted average fair value of the stock options granted during 1999 was $0.06. This amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE G -- STOCK OPTIONS, continued

the stock, expected dividend payments, and the risk-free interest rate over the expected life of the options. The dividend yield was set at zero, since the Company has not paid any dividends and does not expect to do so in the forseeable future. Expected volatility was also set at zero, since the Company's stock is restricted and has had a very small trading volume. The risk-free interest rate was based on the Federal Reserve's bond discount rate of 6%. Had compensation been measured under the provisions of SFAS No. 123, the Company would have recognized an expense of $2,406 for the quarter ended June 30, 2000, and $5,262 for the six months ended June 30, 2000. The following table summarizes options outstanding at June 30, 2000 and the changes during the six months then ended -

     Outstanding at December 31, 1999                    977,500
       Granted                                                 0
       Exercised                                          60,380
       Canceled                                          137,500
                                                         -------

     Outstanding at June 30, 2000                        779,620
                                                         -------
     Exercisable at June 30, 2000                         83,967
                                                         =======



NOTE H  - COMMITMENTS AND CONTINGENCIES

The Company operates out of sub - leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of the Company's shareholders. Rent expense was $28,918 and $56,789 for the quarter and six months ended June 30, 2000. For the corresponding periods in 1999, rent was $6,000 and $6,000, respectively.

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

On November 29, 1999, the Board of Directors approved the buy-back of up to 200,000 shares of the Company's common shares for a price not to exceed $5 per share for a period of 180 days from the date the Company issues a press release to its stockholders announcing such a buy-back. During the six months ended June 30, 2000, the Company has purchased 72,690 shares of its common stock back from its shareholders at an average price of $3.70.

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE H  - COMMITMENTS AND CONTINGENCIES, continued

On December 22, 1999, Eyesite.Com, Inc. entered into a consulting contract with Dr. Gary Edwards to maintain and enhance its web site. Among other things, the agreement provides for 36 monthly payments of $7,000 which is for 35 hours per month at $200 per hour for Dr. Edwards services. As an inducement to perform the web-site consulting services, the Company promised to issue 500,000 shares of EYESITE.COM, Inc.'s common stock to Dr. Edwards upon completion of five months of the 36-month agreement. As of June 30, 2000 the performance obligation had been satisfied and the 500,000 shares were issued resulting in compensation expense of $1,000 which was recorded in the accompanying consolidated statement of income.

On March 7, 2000, the Company entered into a sale-leaseback transaction with Southwest Leasing, Inc. (an unrelated entity),
for automobiles and equipment.   The leases are operating leases
which provide for, among other things, 60 monthly payments in the amount of $935. At the Company's option, the lease can be renewed for an additional 24 months at the same monthly rental.


NOTE I   CONCENTRATIONS OF CREDIT RISK

The Company maintains cash in several accounts with financial institutions, including a money market account with a national brokerage house. At various times during the six months ended June 30, 2000, the Company had funds on deposit in excess of the Federally insured limits of $100,000.

NOTE J   EQUITY IN E-DATA ALLIANCE CORP.

The Company owns a 50% interest in e-Data Alliance Corp. The following represents unaudited financial information taken from the books and records of e-Data for the quarter and six months ended June 30, 2000 -

                                        Quarter      Six Months
                                      -----------   ------------

     Sales                           $      7,600  $      32,089
     Gross loss                            28,093         72,321
     Loss from operations                  30,992         84,310
     Net Loss                              30,992         84,310

          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE K -- RELATED PARTY TRANSACTIONS

Related Party &      Balance at     Amounts       Amounts       Balance at
Relationship        Dec 31, 1999    Advanced     Collected     June 30, 2000
---------------    -------------   ----------   -----------   --------------

Teman Electric(1)     $333,700      $ 80,000    $   - 0 -        $413,700

Memorabilia &
Antiquities (2)        365,051        83,183      436,753          11,481

Marathon Group (1)      40,000        52,000        - 0 -          92,000

Joe Glover (1)          10,000           -0-        - 0 -          10,000

Dan Weaver (1)           5,000        10,000        13,694          1,306

Start-up entities
listed in Note C (3)       -0-        95,532        25,000         70,532

                      Funds           Amounts
                      Received from   Repaid
DIVA (3)           $(1,041,069)  $(239,940)      $311,051       $(969,958)

Strateia Group (1)      (5,864)    (82,092)        37,604         (50,352)

          Other     Transactions    With Related   Parties

Dan Weaver (1)      Cash payments   $16,375
                    for accounting

e-DATA              Purchase Web    $ 21,986
                    hosting and
                    design services

Strateia Group (1)  Rent incurred   $ 35,128
                    by the Company

Strateia Group (1)  Overhead        $ 16,964
                    Reimbursement

(1) Stockholder      (2) Owned by President of Rhino      (3) Common officers
                                                              & shareholders

           RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000



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

The segments' accounting policies are the same as those of the Company described in the summary of significant accounting policies. A summary, by segment, of the Company's significant assets, liabilities, revenues and expenses is presented on the ensuing schedules for the quarter and six months ended June 30, 2000 and 1999.


NOTE M - SUPPLEMENTAL DISCLOSURES FOR THE CASH FLOW STATEMENT

                                     Quarter       Six Months
                                     Ended           Ended
                                 June 30, 2000    June 30, 2000
                                ---------------  ---------------

Interest paid                  $     - 0 -      $     - 0 -
Income taxes paid              $     - 0 -            - 0 -

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30

SEGMENT DATA -- 2000                 Incubator      E-Commerce     Eliminations     Consolidated
=================================   -----------   -------------   --------------   -------------
   Asset Information
---------------------------------
Current Assets, other than
   notes receivable             $    835,316  $        5,864   $             0 $     841,180


Notes receivable                     2,154,179         181,593          (487,554)      1,848,218

Investment in equity method investees   155,253               0                0         155,253

Other long-lived assets                 257,059         205,733          (20,305)        442,487
                                    -----------   -------------   --------------   -------------
     Total Assets                  $  3,401,807  $      393,190  $      (507,859) $    3,287,138
                                    -----------   -------------   --------------   -------------

Profit and Loss Information
---------------------------------
Revenues from external customers   $      1,500  $       27,303  $             0  $       28,803
Revenues from other
  operating segments                          0               0                0               0
Interest revenue                         70,798           7,565                0          78,363
Other income                              2,715               0                0           2,715
Loss in E-Data Alliance Corp.           (44,748)              0                          (44,748)
Operating expenses                     (565,186)       (439,360)               0      (1,004,546)
Interest expense                       (145,055)         (3,458)                        (148,513)
Depreciation and amortization           (30,618)        (17,956)          (3,356)        (51,930)
                                    -----------   -------------   --------------   -------------
     Net Loss                      $   (710,594) $     (425,906) $        (3,356) $   (1,139,856)
                                    ===========   =============   ==============   =============

Income tax                         $          0  $            0  $             0  $            0
Equity in net loss of equity
  method investees                       44,748               0                0          44,748


RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30

SEGMENT DATA -- 1999                 Incubator      E-Commerce     Eliminations     Consolidated
=================================   -----------   -------------   --------------   -------------
   Asset Information
---------------------------------
Current Assets, other than
  notes receivable                 $       409   $            0  $             0  $          409

Receivables                             32,220                0                0          32,220

Investment in equity method investees        0                0                0               0

Other long-lived assets (Goodwill)      79,640                0          (14,835)         64,805
                                    -----------   -------------   --------------   -------------
     Total Assets                  $    112,269  $            0  $       (14,835) $       97,434
                                    ===========   =============   ==============   =============

Profit and Loss Information
---------------------------------
Revenues from external customers   $          0  $            0  $             0  $            0
Revenues from other
  operating segments                          0               0                0               0
Interest revenue                              0               0                0               0
Other income                                136               0                0             136
Operating expenses                      (35,556)              0                0         (35,556)
Interest expense                              0               0                0               0
Depreciation and amortization            (1,057)              0                0          (1,057)
                                    -----------   -------------   --------------   -------------
     Net Loss                      $    (36,477) $            0  $             0  $      (36,477)
                                    ===========   =============   ==============   =============

Income tax                         $          0  $            0  $             0  $            0
Equity in net income of equity
  method investees                            0               0                0               0


RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES

SEGMENT DATA -- 2ND QUARTER 2000     Incubator      E-Commerce     Eliminations     Consolidated
=================================   -----------   -------------   --------------   -------------
   Profit and Loss Information
---------------------------------
Revenues from external customers   $      1,500  $       21,280  $             0  $       22,780
Revenues from other operating
  segments                                    0               0                0               0
Interest revenue                         35,543           4,024                0          39,567
Other income                                200               0                0             200
Loss in E-Data Alliance Corp.           (15,403)              0                          (15,403)
Operating expenses                     (271,233)       (246,575)               0        (517,808)
Interest expense                        (75,642)         (2,633)                         (78,275)
Depreciation and amortization           (14,630)        (11,427)          (1,678)        (27,735)
                                    -----------   -------------   --------------   -------------
     Net Loss                      $   (339,665) $     (235,331) $        (1,678) $     (576,674)
                                    ===========   =============   ==============   =============

SEGMENT DATA -- 2ND QUARTER 1999
=================================
   Profit and Loss Information
---------------------------------
Revenues from external customers   $          0  $            0  $             0  $            0
Revenues from other operating
  segments                                    0               0                0               0
Interest revenue                              0               0                0               0
Other income                                136               0                0             136
Loss in E-Data Alliance Corp.                 0               0                0               0
Operating expenses                      (34,865)              0                0         (34,865)
Interest expense                              0               0                0               0
Depreciation and amortization              (572)              0             (485)         (1,057)
                                    -----------   -------------   --------------   -------------
     Net Loss                      $    (35,301) $            0  $          (485) $      (35,786)
                                    ===========   =============   ==============   =============

Income tax                         $          0  $            0  $             0  $            0
Equity in net loss of equity
  method investees                            0               0                0               0

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

Results of Operations
---------------------

     The Company posted revenues of $22,780 for the quarter ended June 30, 2000, up from $0 for the same quarter in 1999, and up $15,256, from the first quarter of 2000. $21,000 of this revenue was derived from Eyesite.com, Inc., a wholly-owned subsidiary of the Company. Eyesite.com, Inc. incurred a cost of goods sold of $15,321 for the quarter ended June 30, 2000. The Company anticipates increased revenue in the following quarters for Eyesite.com, Inc. Currently, any income from our equity investment in e-Data is immaterial.

     The Company's total general and administrative expenses increased from $35,922 in the second quarter of 1999 to $530,222 in the same period of 2000. Of this expense, $284,641 was attributable directly to the Company and $241,641 was attributable to Eyesite.com. The Company anticipates these figures to continue to rise for Rhino and Eyesite.com, as both companies increase staff to handle the marketing, administrative, management, legal, accounting and technological demands of its increased business activity. Personnel costs and professional fees grew from $0 in the second quarter of 1999 to $345,849 in the same period of 2000. Again, these figures are attributable to $214,604 for the Company and $130,169 for Eyesite.com. Additionally, the Company's operating costs increased from $34,865 in the second quarter of 1999 to $156,638 in the second quarter of 2000, which is $9,097 less than the first quarter of 2000. Total operations costs for Rhino itself was $55,405 and Eyesite.com was $100,966. This increase was caused by normal operating costs incurred by the Company, including office lease on a month to month basis, marketing, administrative and other costs related to doing business. The Company's operational efforts during the second quarter of 1999 were limited. With the anticipated expansion of the Company's operations during 2000, management anticipates operating costs to increase as Eyesite.com has entered into and Rhino is expected to enter into formal long-term lease arrangements as well as a significant increase in the Company's advertising budget in 2000. This is due to the Company's need to promote the products and services of its subsidiaries and other equity investments.

     Other Income/(Expense) went from $136 in the second quarter of 1999 to ($53,911) in the second quarter of 2000. The change was caused by $78,275 in interest expense ($75,642 for Rhino and $2,633 for Eyesite.com) in the second quarter of 2000, which was offset by interest income of $39,567 ($35,544 for Rhino and $4,023 for Eyesite.com). The Company's equity interest in E-Data Alliance Corp. resulted in a loss of ($15,403). The Company will continue to make loans to other companies as a way to pursue business opportunities. The increase in interest expense was caused by the Company incurring additional debt to finance operations and acquisitions. The Company anticipates that interest expense will continue to increase into 2000 as the Company continues to expand and grow its operations. Therefore, it is anticipated that interest income for the Company will continue to grow into 2000. It is possible that the Company will have other extraordinary income in 2000, but at this time management cannot predict the source of any potential extraordinary income.

Financial Condition
-------------------

     At quarter end, cash and cash equivalents were $1,559, as compared to $243 at June 30, 1999. The ratio of current assets to current liabilities was .56 to 1 at June 30, 2000.

     Operating activities used $523,738 of cash in the second quarter of 2000 compared to $17,697 in the second quarter of 1999. The majority of the cash utilized by operations in the second quarter of 2000 was attributable to general & administrative costs.

     Investing activities consumed $168,605 during the second quarter of 2000, compared to $32,220 in the same period of 1999. Capital expenditures rose in the second quarter from $0 in 1999 to $118,982 in 2000. The increase in cash used by investing was due to the leasehold improvements, equipment purchase and web-site improvement by Eyesite.com. Additionally, during the quarter ended June 30, 2000, the Company made short-term loans bearing 8% to 10% interest to various companies totaling $108,000 which is an increase over 1999's total of $0. The Company also collected outstanding sums due on notes receivable totaling $39,862. The Company anticipates that a significant portion of these loans made will continue to be repaid in 2000, thus providing a source of working capital for the Company.

     Financing activity provided the Company with $611,958 net cash as of June 30, 2000 as compared to $49,855 in the same period of 1999. Eyesite.com raised $240,000 in a private placement offering and the Company raised $2,083 through the exercise by management of outstanding stock options. During the second quarter, the Company acquired additional financing in the amount of $376,710, of which $301,710 was for Rhino and $75,000 was for Eyesite.com. This increase was also caused by accrued interest on these notes and those outstanding at year end. During this period, the Company repaid $20,846 of notes. These payments were made to Dr. Gary Edwards and The Strateia Group, Inc.

     This financing provided, in part, the funding for operations and investment activities. Management believes that collections on advances, fees earned through incubation services, interest income and reimbursement of expenses will be sufficient for the Company's working capital needs for the whole of the year 2000. As such, management anticipates that it may only need minimal working capital loans from time to time during 2000. Management anticipates collecting on approximately $200,000 to $500,000 of outstanding notes receivable in the third or fourth quarters of this year. Management foresees that its options for repaying $3,728,415 in notes payable are open. The Company could approach each lender to negotiate the renewal and extension of the debt or discuss the exploration of converting such debt into equity in the Company; could locate other private financing to replace the current financing; or could make an equity placement of securities to raise funds to repay these outstanding notes. Any one or more of these options may be used, as the Company is not committed to any single course of action at this time.

     The Company believes that it has the financial resources and commitments needed to meet business requirements in the foreseeable future, including capital expenditures and working capital requirements. The Company anticipates significant growth of its operations in 2000. This growth will in turn cause certain financial and operational areas of the Company to change. The most significant change in operations will be the number of employees working for the Company. The Company and its subsidiaries currently have 19 full-time employees and one part-time employee and out-source a large number of projects. In an effort to bring these projects "in-house" and based on the expansion, the Company anticipates having 35-50 full or part time employees by the end of 2000. This expansion will also significantly increase the funds utilized to provide sufficient advertising & marketing, office space and equipment for the increased staff and growth of the Company. Additionally, the Company will be required to increase its expenditures for legal and accounting services to meet its various compliance standards.

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

Item 2.  Changes in Securities.

     During the quarter ended June 30, 2000, one officer/director exercised options to purchase a total of 8,330 shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: August 14, 2000       By: /s/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer