Form 10QSB
period 2000-09-30
RHINO ENTERPRISES GROUP INC
filed 2000-11-14
CIK 1101809

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                      SEPTEMBER 30, 2000



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

CONSOLIDATED FINANCIAL STATEMENTS

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000,   JUNE 30, 2000 ,  MARCH 31, 2000  and
DECEMBER 31, 1999 (audited)


                                              September      June         March       December
     ASSETS                                      2000        2000         2000          1999
-----------------------------                -----------  -----------  -----------  -----------
Current Assets
  Cash on hand and in banks                 $     14,803 $      1,559 $     81,943 $    390,071
  Receivables                                  2,014,251    1,848,218    1,740,445    1,584,044
  Prepaid expenses and deposits                  839,621      839,621      825,000      805,000
                                             -----------  -----------  -----------  -----------
     Total Current Assets                      2,868,675    2,689,398    2,647,388    2,779,115
                                             -----------  -----------  -----------  -----------
Property, plant and equipment, at cost           210,270      125,126       69,406       87,670
  Less -- accumulated depreciation               (15,944)     (10,605)      (8,331)      (7,453)
Investment in E-DATA ALLIANCE CORP.               139,353      155,253      170,655      200,000
Intangible assets including goodwill, at cost    384,308      384,089      340,669      340,669
  Less -- accumulated amortization               (81,436)     (56,122)     (31,123)      (9,445)
                                             -----------  -----------  -----------  -----------
     Total Long-lived Assets                     636,551      597,741      541,276      611,441
                                             -----------  -----------  -----------  -----------


       Total Assets                         $  3,505,226 $  3,287,139 $  3,188,664 $  3,390,556
                                             ===========  ===========  ===========  ===========


CURRENT LIABILITIES
-----------------------------
Accounts payable                            $    138,406 $     81,703 $     96,191 $     41,985
Accrued expenses                               1,129,115    1,009,593      929,977      839,334
Notes payable                                  3,964,937    3,728,415    3,372,551    3,082,736
                                             -----------  -----------  -----------  -----------
     Total Current Liabilities                 5,232,458    4,819,711    4,398,719    3,964,055
                                             -----------  -----------  -----------  -----------


STOCKHOLDERS' EQUITY
------------------------------
Common stock                                       1,637        1,637        1,577        1,577
Preferred stock                                      334          192            0            0
Paid in capital                                2,017,595    1,840,137    1,585,295    1,585,295
Accumulated deficit                           (3,583,898)  (3,304,488)  (2,725,877)  (2,162,011)
Non-controlling interest                         (90,210)       2,640        1,640        1,640
Treasury stock, at cost                          (72,690)     (72,690)     (72,690)           0
                                             -----------  -----------  -----------  -----------

     Total Stockholders' Equity               (1,727,232)  (1,532,572)  (1,210,055)    (573,499)
                                             -----------  -----------  -----------  -----------

     Total Liabilities and
     Stockholders' Equity                   $  3,505,226 $  3,287,139 $  3,188,664 $  3,390,556
                                             ===========  ===========  ===========  ===========




See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999


                                               Quarter       Ended     Nine Months     Ended
                                             ===========  ===========  ===========  ============
                                               Sept 30,      Sept 30,    Sept 30,     Sept 30,
                                                 2000         1999        2000          1999
                                             -----------  -----------  -----------  ------------
REVENUES                                    $    193,504 $          0 $    224,205 $           0

COST OF SALES                                    110,773            0      173,970             0
                                             -----------  -----------  -----------  ------------
  GROSS PROFIT                                    82,731            0       50,235             0
                                             -----------  -----------  -----------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Operating costs                                 80,228      106,291      486,774       141,978
  Personnel costs                                270,748            0      735,417             0
  Legal and professional fees                     14,222            0       87,094             0
  Depreciation and amortization                   27,342        2,005       78,815         4,206
                                             -----------  -----------  -----------  ------------
   Total General and Administrative Expenses     392,540      108,296    1,388,100       146,184
                                             -----------  -----------  -----------  ------------

     LOSS FROM OPERATIONS                       (309,809)    (108,296)  (1,337,865)     (146,184)
                                             -----------  -----------  -----------  ------------
OTHER INCOME (EXPENSE)
  Interest income                                 39,071            0      117,434             0
  Interest expense                               (85,739)           0     (233,752)            0
  Equity in loss of E-DATA ALLIANCE CORP.        (15,900)           0      (60,648)            0
  Other                                              117       12,610        2,715        14,021
                                             -----------  -----------  -----------  ------------
     Total Other Income (Expense)                (62,451)      12,610     (174,251)       14,021
                                             -----------  -----------  -----------  ------------

LOSS BEFORE INCOME TAX                          (372,260)     (95,686)  (1,512,116)     (132,163)

PROVISION FOR INCOME TAX                               0            0            0             0
                                             -----------  -----------  -----------  ------------

     NET LOSS                               $   (372,260)$    (95,686)$ (1,512,116)$    (132,163)
                                             ===========  ===========  ===========  ============


   LOSS PER SHARE                           $       0.23 $       0.07 $       0.94 $        0.12
                                             ===========  ===========  ===========  ============





See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR  THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                               Quarter       Ended     Nine Months     Ended
                                             ===========  ===========  ===========  ============
                                               Sept 30,      Sept 30,    Sept 30,     Sept 30,
                                                 2000         1999        2000          1999
                                             -----------  -----------  -----------  ------------
CASH FROM OPERATING ACTIVITIES

  Net Loss                                  $   (372,260)$    (95,686)$ (1,512,116)$    (132,162)
  Adjustments to reconcile net loss to
  net cash from operating activities
     Depreciation and amortization                30,653        2,005       82,583         2,574
     Compensation paid with stock                      0          187            0         5,258
     Equity in loss of E-Data Alliance Corp.      15,900            0       60,647             0
     Changes in working capital                   26,192       82,575       90,704       109,685
                                             -----------  -----------  -----------  ------------
  Net Cash From Operating Activities            (299,515)     (10,919)  (1,278,182)      (14,645)
                                             -----------  -----------  -----------  ------------

CASH USED BY INVESTING ACTIVITIES

  Purchase depreciable assets                    (85,144)      (8,713)    (175,984)       (8,713)
  Purchase intangible assets                        (219)           0      (43,639)            0
  Sell property and equipment                          0            0       53,384             0
  Increase in notes and advances                 (16,000)    (117,574)    (655,508)     (150,794)
  Collection of notes and advances                     0            0      481,456             0
                                             -----------  -----------  -----------  ------------
  Net Cash Used by Investing Activities         (101,363)    (126,287)    (340,291)     (159,507)
                                             -----------  -----------  -----------  ------------

CASH PROVIDED BY FINANCING ACTIVITIES

  Issue common stock                                   0            0       16,094        67,355
  Issue preferred stock                          177,600            0      417,600             0
  Borrowings                                     236,522      142,854    1,267,570       142,854
  Repayments                                           0            0     (385,369)            0
  Issuance costs                                       0            0            0       (30,000)
  Purchase treasury stock                              0            0      (72,690)            0
                                             -----------  -----------  -----------  ------------
  Net Cash Provided by Financing Activities      414,122      142,854    1,243,205       180,209
                                             -----------  -----------  -----------  ------------
  NET CHANGE IN CASH                              13,244        5,648     (375,268)        6,057

  CASH, beginning of period                        1,559          409      390,071             0
                                             -----------  -----------  -----------  ------------

  CASH, end of period                       $     14,803 $      6,057 $     14,803 $       6,057
                                             ===========  ===========  ===========  ============



See Notes to Consolidated Financial Statements.



           RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



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

The Company has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended
September 30, 2000, since there have been no material changes
(other than those included in the footnotes shown below) to the information previously reported by the Company in their consolidated financial statements for the fiscal year ended
December 31, 1999 and which was included in the Registration
Statement and amendments thereto filed in Form 10-SB.


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

Consolidation - These consolidated financial statements contain the accounts of Rhino Enterprises Group, Inc. and its wholly-
owned subsidiary - Executive Assistance, Inc., its 90% -
subsidiary, Eyesite.com, Inc. and its 68% - owned subsidiary,
Framing Systems, Inc.  The Company's investment in E-Data
Alliance Corp. represents a 50% ownership position; consequently,
this investee is accounted for using the equity method.   All
significant inter-company transactions and balances have been eliminated in consolidation.

Property, Plant and Equipment - All fixed and depreciable assets are carried at cost. Depreciation of property, plant, and equipment was provided using the straight-line method over the expected useful life of the assets which range from 3 to 10 years.

Allowance for Uncollectible Notes Receivable - Management believes that a reserve for uncollectible notes receivable was not necessary at September 30, 2000.

Amortization of Intangible Assets - Intangible assets, which consist of certain proprietary knowledge and a web-site, are being amortized over 3 years.



          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


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

Income Tax Accounting - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, plus deferred taxes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities for financial statement and income tax purposes.
Deferred tax assets and liabilities represent future tax return consequences of those temporary differences. At September 30, 2000 there were no significant deferred tax assets or liabilities.

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

Advertising - The Company expenses advertising as it is incurred. $29,493 was expended in the three months ended
September 30, 2000; while $145,491 was expended in the nine months ended September 30, 2000.

Comprehensive Income  -  The Company has no items of "other
comprehensive income".   Therefore, net income equals
comprehensive income.

Revenue Recognition  -  Since reviving the previously dormant
Unique Fashions, Inc. in April, 1999 and prior to July 1, 2000, the Company had not generated any significant amounts of revenue.
Also, the subsidiaries had not generated any significant amount of revenue as they were either dormant when the Company acquired them or were incorporated late in 1999. During 2000, the Company implemented contractual agreements to provide management, consulting and financial assistance to start-up and emerging growth companies. Typical incubation agreements call for either a flat monthly fee or hourly rates plus reimbursement for out-of-pocket expenses. Revenues from these agreements are recognized as services are provided. The Company recognizes interest income on funds advanced in the form of short term notes and its earnings from its equity method investee. E-commerce operations recognize revenue as services are provided.



          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock - based Compensation - The Company recognizes the compensation generated by granting stock options to employees and non-employee directors in accordance with the provisions of APB
No. 25. Disclosure of the amount of expense that would have been recorded had the Company followed the accounting prescribed by SFAS No. 123 is based on the fair value of the underlying common stock using the Black-Scholes options pricing model. The significant assumptions used to estimate the fair value of the options granted included setting the volatility at zero, the discount bond rate at 6%, and the annual dividend rate at zero.
For stock issued to non-employees in exchange for various services, the Company recognizes the compensation under the provisions of SFAS No. 123.

NOTE C -- NOTES RECEIVABLE FROM OPERATING AND EMERGING
ENTERPRISES

As a vital part of its strategic activities as a business incubator, the Company makes initial investments in established operating entities and start-up or emerging enterprises primarily by advancing funds in the form of short-term unsecured notes. The following summarizes significant advances outstanding as of September 30, 2000 -

Unsecured advances to established operating entities -
   Emerging Pharmacy Solutions, Inc.                $  310,791
   Energy Systems Solutions, Inc.                      213,000
   Sarwin Family LLC                                   144,000
   Teman Electric (related party)                      413,700
                                                     ---------
                                                     1,081,491
                                                     ---------
Advances to start-up or emerging entities -
   Legend Security (related party)                      13,500
   Target Marketing (related party)                     47,032
   Marathon Capital Group                              102,000
   R&R Foods                                             6,000
   Historic Inns                                         3,000
   Swan River                                           50,000
   Memorabilia & Antiquities (related party)             6,738
   Canton Auction House                                 37,000
   Real Talk Network, Inc. (Secured)                   200,000
                                                     ---------
                                                       465,270
                                                     ---------
Other unsecured notes receivable -
   Individuals                                         180,632
   Accrued interest income and reimbursements          130,736
   Stockholders                                         13,044
                                                     ---------
                                                       324,412
                                                     ---------
       Total Notes Receivable                       $1,871,173
                                                     ---------



          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE C - NOTES RECEIVABLE FROM OPERATING AND EMERGING ENTITIES, cont.

Each of these notes is due in less than one year and bears interest at rates ranging from 6% to 10%. Accrued interest amounting to $130,736 is included in "Receivables." As of the date of the the consolidated financial statements, none of the notes are delinquent. The established operating enterprises have track records of profitability and cash generation and the Company believes that there is not a significant risk of not collecting the funds advanced.

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



NOTE D - INDEBTEDNESS

At September 30, 2000, Rhino had short term indebtedness as follows -

  Note payable to Digital Information & Virtual
  Access, Inc., 6% interest, unsecured, Note
  is due on demand                                   $1,032,634

  Notes payable to Southern Leasing, Inc.  8%
  interest, unsecured. Notes are due on demand          143,260

  Note payable to Net.Return, Inc., Inc. 10%
  interest Unsecured. Note is due on or
  before 5-5-01                                          50,000

  Note payable to Net.Return, Inc., Inc. 10%
  interest Unsecured. Note is due on or
  before 5-23-01                                         50,000

  Note payable to Net.Return, Inc., Inc. 10%
  interest Unsecured. Note is due on or
  before 6-2-01                                          17,000

  Note payable to Net.Return, Inc. 10%
  interest, unsecured.  Note is due on or
  before 1-31-01                                        100,000



          RHINO ENTERPRISES GROUP, INC.  AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE D - INDEBTEDNESS - continued

  Note payable to Net.Return, Inc. 10%
  interest, unsecured.  Note is due on or
  before 1-31-01                                        200,000

  Note payable to Net.Return, Inc., 10%
  interest, Unsecured and due February 15, 2001          50,000

  Note payable to Net.Return, Inc., 10%
  interest, Unsecured and due July 12, 2001              40,000

  Note payable to Hart Prince, Inc., 10%
  interest, Unsecured and due September 13, 2001         25,000

  Note payable to Media Star Productions, Inc.,
  10% Interest, unsecured and due September 22, 2001     10,000

  Note payable to Net.Return, Inc. 10%
  interest, unsecured.  Note is due on or
  before 12-31-00                                    $2,000,000
                                                      ---------
                                                     $3,717,894
                                                      ---------

At September 30,2000, Eyesite.Com, Inc. had short term indebtedness as follows -

  Note payable to Southern Leasing, 8% interest,
  Unsecured and due March 15, 2001                   $   38,200

  Note payable to Southern Leasing, 8% interest,
  Unsecured and due March 24, 2001                       20,000

  Note payable to Southern Leasing, 8% interest,
  Unsecured and due March 20, 2001                       60,000

  Note payable to Southern Leasing, 10% interest,
  Unsecured and due April 7, 2001                        15,000

  Note payable to Southern Leasing, 10% interest,
  Unsecured and due April 26, 2001                       10,000

  Note payable to Southern Leasing, 10% interest,
  Unsecured and due May 3, 2001                          10,000





          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE D - INDEBTEDNESS - continued

  Note payable to Southern Leasing, 10% interest,
  Unsecured and due May 15, 2001                         10,000

  Note payable to Hart Prince, Inc., 10% interest,
  Unsecured and due August 23, 2001                      10,000

  Note payable to Hart Prince, Inc., 10% interest,
  Unsecured and due September 20, 2001                   15,000

  Note payable to Memorabilia & Antiquities, Inc.,
  10% interest, unsecured and due
  September 27, 2001                                     23,523

  Note payable to The Strateia Group, Inc., 10%
  interest, Unsecured and due June 19, 2001              35,320
                                                      ---------
                                                        247,043
                                                      ---------
     Consolidated Debt at 9-30-00                    $3,964,937
                                                      ---------

NOTE E  - COMMON STOCK AND PREFERRED STOCK

The Company has 25,000,000 of authorized shares of common stock
at a par value of $0.001 per share.   At September 30, 2000,
there were 1,636,956 shares outstanding.

During the nine months ended September 30, 2000, Eyesite.Com,
Inc. (a wholly-owned subsidiary) issued 167,040 shares of preferred stock with a par value of $0.002. These share were sold for $2.50 per share. The Company has authorized 5,000,000 shares of preferred stock at $0.002 per share.


NOTE F -- EARNINGS PER SHARE RECONCILIATIONS

The following table summarizes the amounts used to calculate the basic loss per share as reported in the accompanying consolidated statement of income. The stock options discussed below were not included in the calculation of diluted loss per share as their effect was anti-dilutive.

                                        For the Quarter Ended
                                       ------------------------
                                        Sept  30,     Sept  30,
                                           2000          1999
                                       -----------   ----------
    Net Loss                          $    372,260  $    95,686
    Weighted average outstanding
       shares                            1,636,955    1,415,508



          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE F -- EARNINGS PER SHARE RECONCILIATIONS - Continued

                                     For the Nine Months Ended
                                    ---------------------------
                                       Sept  30,     Sept  30,
                                         2000          1999
                                    ------------   ------------
     Net Loss                      $   1,512,116  $     132,163
     Weighted average outstanding
     shares                            1,614,977      1,049,381


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

If, under the provisions of SFAS No. 123, the Company had calculated compensation costs based on the fair value at the grant date for these stock options, net earnings and earnings per share would not have been materially effected. The estimated per share weighted average fair value of the stock options granted during 1999 was $0.06. This amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the options. The dividend yield was set at zero, since the Company has not paid any dividends and does not expect to do so in the forseeable future. Expected volatility was also set at zero, since the Company's stock is restricted and has had a very small trading volume. The risk-free interest rate was based on the Federal Reserve's bond discount rate of 6%. Had compensation been measured under the provisions of SFAS No. 123, the Company would have recognized an expense of $2,406 for the quarter ended
September  30, 2000, and $7,668 for the nine months ended
September 30, 2000. The following table summarizes options outstanding at September 30, 2000 and the changes during the nine months then ended -

     Outstanding at December 31, 1999                   977,500
     Exercised                                           60,380
     Canceled                                           137,500
                                                        -------
     Outstanding at September 30, 2000                  779,620
                                                        -------
     Exercisable at September 30, 2000                  124,062
                                                        =======


           RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE H  - COMMITMENTS AND CONTINGENCIES

The Company operates out of sub - leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of the Company's shareholders. Rent expense was $12,799 and $64,714 for the quarter and nine months ended September 30, 2000. The Company's new laser surgery center operates out of facilities leased from and unrelated third party. Rent expense amounted to $9,747 and $14,621 for the three months and nine months ended September 30, 2000, respectively. For the corresponding periods in 1999, rent was $12,496 and $18,496, respectively.

The Company also has an overhead (expenses related to occupancy, such as telephone, utilities, etc.) reimbursement agreement which is based on the square-footage occupied, with this same stockholder. This arrangement calls for monthly billings. See the related party footnote disclosures in Note M for a summary of amounts incurred and paid under this reimbursement agreement.
Management believes that the allocation methods applied to overhead charges are reasonable.

On November 29, 1999, the Board of Directors approved the buy-back of up to 200,000 shares of the Company's common shares for a price not to exceed $5 per share for a period of 180 days from the date the Company issues a press release to its stockholders announcing such a buy-back. During the nine months ended
September 30, 2000, the Company has purchased 19,650 shares of its common stock back from its shareholders at an average price of $3.70.

On December 22, 1999, Eyesite.Com, Inc. entered into a consulting contract with Dr. Gary Edwards to maintain and enhance its web site. Among other things, the agreement provides for 36 monthly payments of $7,000 which is for 35 hours per month at $200 per hour for Dr. Edwards services. As an inducement to perform the web-site consulting services, the Company promised to issue
500,000 shares of EYESITE.COM, Inc.'s common stock to Dr. Edwards upon completion of five months of the 36-month agreement. As of June 30, 2000 the performance obligation had been satisfied and the 500,000 shares were issued resulting in compensation expense of $1,000.

On March 7, 2000, the Company entered into a sale-leaseback
transaction with Southwest Leasing, Inc. (an unrelated entity),
for automobiles and equipment.   The leases are operating leases
which provide for, among other things, 60 monthly payments in the amount of $935.  At the Company's option, the lease can be
renewed for an additional 24 months at the same monthly rental.

NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash in several accounts with financial institutions, including a money market account with a national brokerage house. At various times during the nine months ended
September 30, 2000, the Company had funds on deposit in excess of the Federally insured limits of $100,000.



          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE J - EQUITY IN E-DATA ALLIANCE CORP.

The Company owns a 50% interest in e-Data Alliance Corp. The following represents unaudited financial information taken from the books and records of e-Data for the quarter and nine months ended September 30, 2000 -

                                        Quarter     Six Months
                                       ---------   ------------
     Sales                            $    4,094  $      36,183
     Gross loss                           27,493         99,814
     Loss from operations                 31,614        115,925
     Net Loss                             31,614        115,925


NOTE K  - SUPPLEMENTAL DISCLOSURES FOR THE CASH FLOW STATEMENT

                                  Quarter         Nine Months
                                  Ended           Ended
                                  Sept 30, 2000   Sept 30, 2000
                                  --------------  --------------

     Interest paid               $    - 0 -      $     - 0 -
     Income taxes paid           $    - 0 -            - 0 -

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

The segments' accounting policies are the same as those of the Company described in the summary of significant accounting policies. A summary, by segment, of the Company's significant assets, liabilities, revenues and expenses is presented on the schedules below for the quarter and nine months ended September
30, 2000 and 1999.



          RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE M -- RELATED PARTY TRANSACTIONS


Related Party &   Balance at       Amounts      Amounts     Balance at
Relationship      Dec 31, 1999     Advanced     Collected   Sept 30, 2000

Teman Electric(1)     $333,700     $ 80,000     $   - 0 -       $413,700

Memorabilia &
Antiquities (2)          365,051      101,066       431,546         34,571

Marathon Group (1)      40,000       62,000         - 0 -        102,000

Joe Glover (1)          10,000          -0-         - 0 -         10,000

Dan Weaver (1)           5,000       10,000        13,694          1,306

Start-up Entities
Shown in Note C            -0-       85,532        25,000         60,532

                                 Funds Received  Amounts Repaid
                                 from

DIVA (3)           $(1,041,069)   $(372,104)     $350,708    $(1,062,465)

Strateia Group (1)  (    5,864)    ( 86,283)       79,726       ( 12,421)

        Other      Transactions   With Related      Parties

Dan Weaver (1)  Cash Payments
                   for Accounting    $ 16,375

e-Data             Purchase Web
                   hosting and
                   design services   $ 21,986

Strateia Group (1) Rent incurred by
                   the Company       $ 64,714

Stratiea Group (1) Overhead
                   Reimbursement     $ 21,155


(1) Stockholder      (2)Owned by President of Rhino      (3) Common officers &
shareholders




RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES



SEGMENT DATA -- 3rd QUARTER 2000        Incubator      E-Commerce    Eliminations   Consolidated
===================================    ------------   ------------   -------------  ------------
  Profit and Loss Information
-----------------------------------
Revenues from external customers      $     107,180  $      86,324  $            0 $     193,504
Revenues from other operating segments      101,915              0        (101,915)            0
Interest revenue                             35,003          4,068               0        39,071
Other income (expense)                            0       (101,915)        101,915             0
Loss in E-Data Alliance Corp.               (15,900)             0                       (15,900)
Operating expenses                         (179,007)      (296,847)              0      (475,854)
Interest expense                            (80,851)        (4,888)                      (85,739)
Depreciation and amortization               (14,690)       (10,974)         (1,678)      (27,342)
                                       ------------   ------------   -------------  ------------
     Net Loss                         $     (46,350) $    (324,232) $       (1,678)$    (372,260)
                                       ============   ============   =============  ============

SEGMENT DATA -- 3rd QUARTER 1999
===================================
    Profit and Loss Information
-----------------------------------
Revenues from external customers      $           0  $           0  $            0 $           0
Revenues from other operating segments            0              0               0             0
Interest revenue                                  0              0               0             0
Other income                                 12,610              0               0        12,610
Loss in E-Data Alliance Corp.                     0              0               0             0
Operating expenses                          (95,311)       (10,980)              0      (106,291)
Interest expense                                  0              0               0             0
Depreciation and amortization                  (858)             0          (1,147)       (2,005)
                                       ------------   ------------   -------------  ------------
     Net Loss                         $     (83,559) $     (10,980) $       (1,147)$     (95,686)
                                       ============   ============   =============  ============


Income tax                            $           0  $           0  $            0 $           0
Equity in net loss of equity
  method investees                           15,900              0               0        15,900


RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30



SEGMENT DATA -- 2000                    Incubator      E-Commerce    Eliminations   Consolidated
===================================    ------------   ------------   -------------  ------------
       Asset Information
-----------------------------------
Current Assets, other than
  notes receivable                    $     831,854  $      22,571  $            0  $    854,425

Notes receivable                          2,421,999        198,844        (606,592)    2,014,251

Investment in equity method investees       139,352              0               0       139,352


Other long-lived assets                     244,869        274,312         (21,983)      497,198
                                       ------------   ------------   -------------  ------------
       Total Assets                   $   3,638,074  $     495,727  $     (628,575)$   3,505,226
                                       ============   ============   =============  ============

Profit and Loss Information
------------------------------------
Revenues from external customers      $    108,680  $      115,524  $            0 $     224,204
Revenues from other operating segments     101,915               0               0       101,915
Interest revenue                           105,801          11,632               0       117,433
Other income (expense)                       2,715        (101,915)              0       (99,200)
Loss in E-Data Alliance Corp.              (60,648)              0               0       (60,648)
Operating expenses                        (744,193)       (739,060)              0    (1,483,253)
Interest expense                          (225,906)         (7,846)              0      (233,752)
Depreciation and amortization              (45,308)        (28,473)         (5,034)      (78,815)
                                      ------------    ------------   -------------  ------------
       Net Loss                       $   (756,944)  $    (750,138) $       (5,034)$  (1,512,116)
                                       ============   ============   =============  ============

Income tax                            $           0  $           0  $            0 $           0
Equity in net loss of equity
  method investees                           60,648              0               0        60,648

RHINO ENTERPRISES GROUP, INC. AND SUBSIDIARIES
FOOTNOTE FOR SEGMENT DISCLOSURES
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30


[CAPTION]

      SEGMENT DATA -- 1999              Incubator      E-Commerce    Eliminations   Consolidated
===================================    ------------   ------------   -------------  ------------
       Asset Information
-----------------------------------
Current Assets, other than
  notes receivable                    $         221  $       5,837  $            0  $      6,058

Receivables                                 121,120         33,954          (4,280)      150,794

Investment in equity method investees             0              0               0             0

Other long-lived assets (Goodwill)           79,782          8,713         (16,982)       71,513
                                       ------------   ------------   -------------  ------------

       Total Assets                   $     201,123  $      48,504  $      (21,262)$     228,365
                                       ============   ============   =============  ============


Profit and Loss Information
-----------------------------------
Revenues from external customers      $           0  $           0  $            0 $           0
Revenues from other operating segments            0              0               0             0
Interest revenue                                  0              0               0             0
Other income                                 22,746              0          (8,724)       14,022
Operating expenses                         (130,998)       (10,980)              0      (141,978)
Interest expense                                  0              0               0             0
Depreciation and amortization                (2,574)             0          (1,632)       (4,206)
                                       ------------   ------------   -------------  ------------
       Net Loss                       $    (110,826) $     (10,980) $      (10,356)$    (132,162)
                                       ============   ============   =============  ============

Income tax                            $           0  $           0  $            0 $           0
Equity in net income of equity
  method investees                                0              0               0             0


Item 2.  Management's Discussion and Analysis

     The following discussion of the financial condition and results of operations of Rhino Enterprises Group, Inc. and its subsidiaries should be read in conjunction with the Management's Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company's registration statement on Form 10-SB, and the amendments thereto. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "anticipates," "expect," "will," "believes," "foresees," "could," "may" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding increased revenue, continued rising expenses, an increase in the staff of the Company or its subsidiaries, increased business activity, expansion of the Company's operations, increased operating costs, the execution of formal long-term lease arrangements, an increase in the Company's advertising budget, promotion of the products and services of the Company's subsidiaries and other equity investments, future loans to other companies as a way to pursue business opportunities, increased interest expense, expanded operations, increased interest income, source of potential extraordinary income, payments on or collection of notes receivables, sources of working capital, collections on advances, fees earned through incubation services, reimbursement of expenses, working capital needs, options for repayment of notes payable, the renewal or extension of existing debt, the conversion of existing debt into equity, the location of private financing, an equity placement of securities to raise funds, methods of meeting business requirements in the future, the effect the Company's growth will have on the Company's financial and operational areas, the number of future employees, an increase in the amount of funds utilized in the future for advertising/marketing/office space/equipment and increased expenditures for legal and accounting services. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Year 2000 Compliance" and "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and Rhino assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations
---------------------

     The following comments discuss the nine-month interim periods ended September 30, 2000 and 1999.

Revenues:
The Company posted revenues of $224,205 in 2000 versus $0 in 1999, which was due primarily to $107,180 from business incubation activities and $115,524 from the lasik surgery at Eyesite.com's surgery center.

Cost of Sales:
The Company's cost of sales was $173,970 in 2000 versus $0 in 1999, which represents the direct costs associated with the lasik surgery operations at Eyesite.com's surgery center.

General and Administrative:
General and administrative expenses increased from $146,184 in 1999 to $1,388,100 in 2000 an increase of $1,241,916 due to increased personnel and other operating overhead expenses from increased business activity. Legal and professional fees increased by $87,094 due to the fact that in 1999 the Company was just initiating its activities. Also, depreciation increased by $74,609 due to the acquisition of tangible and intangible assets mainly at Eyesite.com's surgery center.

Other Income (Expenses):
Interest income increased from $0 in 1999 to $117,434 in 2000 representing interest on notes and advances to emerging and start-up enterprises. Interest expense increased by $233,752 representing interest on indebtedness incurred by the Company. The Company's equity interest in E-Data Alliance Corp. reflects fifty percent of the net loss from their operations.

     The following comments discuss the three months ended
September 30, 2000 compared to the same period in 1999.

Revenues:
Revenues increased from $0 to $193,504 in 2000.  $107,180
resulted from the Company's business incubation activities while
$86,324 resulted from revenue generated at Eyesite.com's surgery center.

Cost of Sales:
The Company's cost of sales was $110,773 in 2000 and $0 in 1999.
This increase represents the direct costs associated with the surgery center operations.

General and Administrative:
General and administrative expenses increased $284,244 from $108,296 in 1999 to $392,540 in 2000, due to increased personnel costs from the expanded business operations. Legal and professional fees increased by $14,222 and depreciation and amortization increased by $25,337 due to the acquisition of tangible and intangible assets for the comparable three month period.

Other Income (Expenses):
Interest income increased from $0 in 1999 to $39,071 in 2000 representing interest on notes and advances to emerging and start-up enterprises. Interest expense increased by $85,739 representing interest on indebtedness incurred by the company. The Company's equity interest in E-Data Alliance Corp. reflects fifty percent of the net loss from their operations.

Financial Condition
-------------------

     At quarter end, cash and cash equivalents were $14,803 as compared to $390,071 at December 31, 1999. This change was a result of using the year-end cash to significantly increase operations, add personnel and acquire tangible and intangible assets.

     Receivables increased from $1,584,044 to $2,014,251 due to additional advances to start-up emerging enterprises. Prepaid expenses and deposits increased insignificantly. Property plant and equipment increased $122,600 from $87,670 in 1999 to $210,270 in 2000 due to acquisition of equipment for the surgery center. The investment in E-Data Alliance Corp. decreased by $60,647 due to recognizing the Company's share of their losses in 2000. Intangible assets increased by $43,639 primarily due to additional costs related to developing the website for the lasik surgery operation.

     Accounts payable increased from $41,985 in 1999 to $138,406 in 2000, which reflects the increase in the cost of business operations over the last nine months. Accrued expenses increased from $839,334 in 1999 to $1,129,115 in 2000 primarily due to accrued interest on the Company's indebtedness. Notes payable increased by $882,201 from $3,082,736 in 1999 to $3,964,937 in
2000 due to additional borrowings to fund operations. Common stock increased from $1,577 to $1,637 due to the exercise of management stock options. Preferred stock increased from $0 to $334 due to the sale and issuance of approximately $418,000 of preferred stock in Rhino's subsidiary Eyesite.com. The increase in the accumulated deficit represents the loss through nine months. Treasury stock increased from $0 to $72,690 because the Company bought some of its shares in the open market. The increase in the non-controlling interest reflects the 10% interest in Eyesite.com, Inc. transferred to Dr. Gary Edwards on July 1, 2000.

     Investing activities consumed $340,291 in cash for the nine months ended September 30, 2000. $219,623 was used to purchase depreciable and intangible assets. $655,508 was used to increase advances and notes to start-up and emerging enterprises. $53,384 was received from the sale and disposition of equipment and $481,456 was received from collection of notes and advances.

     Financing activities provided $1,243,205 for the nine months ended September 30, 2000. $433,694 was received from the sale of common and preferred stock and $1,267,570 was provided from additional borrowings while $385,369 was used to repay indebtedness. $72,690 was used to purchase treasury stock.

     This financing provided, in part, the funding for operations and investment activities. Management believes that collections on advances, fees earned through incubation services, interest income, revenue generated at Eyesite.com and reimbursement of expenses will be sufficient for the Company's working capital needs for the whole of the year 2000. As such, management anticipates that it may only need minimal working capital loans from time to time during the remainder of 2000. Management anticipates collecting approximately $200,000 to $500,000 of outstanding notes receivable in the fourth quarter of this year. Management foresees that its option for repaying $3,964,937 in notes payable are open. The Company could approach each lender to negotiate the renewal and extension of the debt or discuss the exploration of converting such debt into equity in the Company; could locate other private financing to replace the current financing; or could make an equity placement of securities to raise funds to repay these outstanding notes. Any one or more of these options may be used, as the Company is not committed to any single course of action at this time.

     The Company believes that it has the financial resources and commitments needed to meet business requirements in the foreseeable future, including capital expenditures and working capital requirements. The Company anticipates growth of its operations in fourth quarter of 2000 and on into 2001. This growth will in turn cause certain financial and operational areas of the Company to change. The most significant change in operations would be the number of employees working for the Company. The Company and its subsidiaries currently have 15 full-time employees, one part-time employee and out-source a number of projects. In an effort to bring these projects "in-house" and based on the proposed expansion, the Company anticipates having 35-50 full or part-time employees by the end of 2001. This expansion will also significantly increase the funds needed to provide sufficient advertising and marketing, office space and equipment for the increased staff and growth of the Company. Additionally, the Company will be required to increase its expenditures for legal and accounting services to meet its various compliance standards.

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

     The Company's subsidiary, Eyesite.com, Inc. has planned its business in accordance with current legislation. If new legislation is passed at a local, state or federal level, it could materially adversely affect Eyesite.com's business plan. Eyesite.com faces the risks that it might not be able to (1) continue its business as planned, (2) adjust its business plan in accordance with any new legislation, or (3) operate in such a manner that would eventually be profitable.

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


                 PART II - OTHER INFORMATION

(Items 1, 2, 3, 4 and 5 have been omitted as there is no information to report.)

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: November 14, 2000     By: /s/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer