Form 10KSB
period 2000-12-31
RHINO ENTERPRISES GROUP INC
filed 2001-03-30
CIK 1101809

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-KSB


    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 2000



                 Commission file number 0-29403



                  RHINO ENTERPRISES GROUP, INC.,
                      a Nevada corporation
       2925 LBJ Freeway, Suite 188, Dallas, Texas 75234
                        (972) 241-2669


                   IRS Tax ID #: 88-0333844

Securities registered under Section 12(b) of the Exchange Act:

                                    Name of Each Exchange on
     Title of Each Class               Which Registered
  ---------------------------     ----------------------------
     Common Stock, $0.001               Over-the-Counter
          par value

Securities registered under Section 12(g) of the Exchange Act:
NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 2000 were $316,595.

The aggregate market value of all voting common stock held by non-affiliates was $1,279,291, as of February 16, 2001.

The number of the Company's common shares outstanding as of February 16, 2001 was 1,705,721. Of the outstanding shares,
435,482 are restricted and subject to a lock-up agreement and cannot be sold. See Exhibits in Item 14.

There are no documents incorporated by reference.

Transitional Small Business Disclosure Format (check one):
       Yes [ ]  No [X]



PART I

Item 1. BUSINESS

GENERAL

Rhino Enterprises Group, Inc. (the "Company" or "Rhino") was originally incorporated in Nevada on March 3, 1995 as Unique Fashions, Inc. ("Unique"), with the stated business plan of producing, marketing and selling children's specialty garments. Unique's common stock was approved for trading on the Over-the-Counter Bulletin Board as "UNQF."

On March 25, 1999, the Company effected a tax-free spin-off transaction of its former wholly-owned subsidiary, Unique Ideas, Inc. (formerly Unique Products, Inc.), a Texas corporation. The stock of Unique Ideas, Inc. was distributed on a pro-rata basis to the stockholders of the Company on March 25, 1999.

On April 30, 1999, the Company effected a one-for-twenty (1 for
20) reverse stock split of its common stock, changed its name to Rhino Enterprises Group, Inc. and changed its stock symbol to "RHNO." The Company began operating as a business incubator in May, 1999.

BUSINESS - INCUBATION SEGMENT

Overview, Industry Background, and Competition

The incubation industry can be characterized as consisting of several large public entities who target mainly high growth technology related enterprises and many smaller incubators (both public and private companies) whose activities range from providing bridge funding and venture capital to acquisitions and consolidations.

We believe our niche in this industry results from our unique strategic approach described below which has evolved over several years from our management team's experience with start-ups, development-stage and emerging companies.

Rhino has two business segments, a business incubation segment and an eye-care segment. The business incubation segment provides management, consulting and administrative support services to our portfolio companies. We also advance funds to these companies under a Note and Financing Agreement which allows us to obtain repayment in the form of cash with interest or
conversion into equity of the portfolio company.   The terms of
the conversion, if any, are negotiable. Rhino plans to develop a growth-oriented portfolio of companies utilizing various strategies. For companies to be included in our portfolio, we utilize an evaluation process which includes assessing comparable companies within a specified industry. Potential target industries are identified using a criteria-based screening process that considers, among other things, the following:

     -    a non-exploitive industry;
     -    an industry that has social value;
     -    revenue of the industry is greater than $200 million;
     - industry has more than 40 established, profitable independent companies with revenues between $500,000 and $5,000,000
     - industry is not reliant on a small number of large customers; and
     -    industry creates quality employment.

Market

For any industry we select, we target an initial business to serve as a growth platform for that industry. Our association with the target may be accomplished by acquiring all or part of the company's stock, or by advancing funds under our Note and Financing Agreement. The initial platform company operations could range from a start-up to an established operating company with revenues typically between $500,000 and $5,000,000. We generally evaluate target companies using the following criteria:

     - Management - We target companies with proven entrepreneurial management. These managers typically have demonstrated leadership skills to guide the development of a small or start-up entity.

     - Industry - Utilizing the screening criteria noted earlier, we focus on companies in large, highly fragmented and growing industries.

     - Business Model - We target companies that have identified a market niche within its industry that would allow it to be competitive and have the potential to achieve above average profit margins.

Once a platform company is identified and we establish an association by either taking an equity position or advancing funds under a financing agreement, we then take an active role in its strategic planning and operations. At this point, we assess the resources this initial company requires to address the following issues associated with growth:

     - Management - We assist our portfolio companies in recruiting and hiring the next level of management needed for development.

     - Financial and Legal - We assist in the location and development of the appropriate legal and financial structures that enhance the ability to execute transactions, provide flexibility and accountability.

     - Operations - We assist in the development of the administrative process to support the growth of the company.

     - Marketing - We work closely with the company to identify their market positioning and develop an effective and aggressive marketing campaign to realize greater growth.

     - Technology - We aid in the assessment of the company's technology needs and assist in locating or providing the resources necessary to address those needs.

     - Exit Strategy - We propose alternative methods and structures for current ownership to realize value for their investment.

Once this needs assessment and a long-term plan is developed, we seek out other qualified candidates within the industry to merge or consolidate with our "platform" company. We believe that in this entrepreneurial and small company environment inadequate resources to address these needs prevent many companies from attaining their growth potential or to have exit strategies. Our objective is to partner with, incubate, oversee, advise and develop these companies. We help manage this growth process by assigning a project manager to each industry and company we target to carry out the steps described above. Generally, this project manager has significant business experience and is responsible for the development of our portfolio company within a given industry or industries. The project manager will work with management of the portfolio companies to address the items listed above as well as any industry specific issues to develop the business and operational plan for each of our portfolio
companies. It may take 3   5 years or longer to develop a company
within a given industry.

Once a company has been developed, Rhino may retain each portfolio company in the Rhino family, seek to sell it to a larger company or consolidator or spin it off in an Initial
Public Offering.

Potential for Growth

Our potential for growth is based on the immense need for resources, both financial and managerial, of small start-ups, development state, and emerging growth companies, which comprise a substantial part of the U.S. economy. Therefore, we believe that there is a virtually unlimited source of target companies with which we can become involved, as a means to generate revenue.

We anticipate that our revenue will include fees and expense reimbursements provided in connection with incubation services, interest income from the Note and Financing Agreements and the earnings of our subsidiaries and our equity-method investees.

Government Regulation

The regulatory environment in which the business incubation segment operates is subject to oversight by the Securities and Exchange Commission that governs the raising of funds either through public or private placement offerings.

Employees

As of March 9, 2001, the business incubation segment had nine employees. Our ability to provide administrative and other support services to our portfolio companies will be highly dependent upon our ability to attract and retain highly qualified personnel in the future. Our employees are not represented by a collective bargaining agreement, nor have we experienced a work stoppage.

Legal Proceedings

We are not currently engaged in any material legal proceedings.

Current Developments

During 2000, we made advances of approximately $370,000 to six start-up or operating entities that we had previously identified in 1999 as target companies that fit our strategic profile. Additionally, we identified five new target entities to which we advanced approximately $150,000. We received approximately $450,000 in repayments of previously made advances.

BUSINESS - EYECARE SEGMENT

Overview

Our eye care segment, Eyesite.com, Inc., a Delaware corporation, plans to own and manage Eyesite Laser Centers, to provide laser vision correction procedures such as LASIK (Laser In-Situ Keratomileusis)to correct refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness), and astigmatism. We coordinate with ophthalmologists and optometrists to provide services at the Laser Center. As described in the "Refractive Market" discussion below, we opened our first center in Dallas in July 2000 and anticipate developing other centers based on this model. Additionally, we plan to focus on further development of our web site, www.Eyesite.com, to provide information, services and e-commerce capabilities to the consumer and eye care professional. In the future, we are looking to recruit a select number of private practice eye care professionals to become Eyesite.com licensees.

Industry Background

Approximately 125 million Americans have refractive errors requiring corrective eye wear including:

     - The nearsighted or myopic eye, which focuses light in front of the retina. The image of distant objects is blurred. Refractively, this condition can be corrected by flattening the cornea.

     - The cornea of a farsighted or hyperopic eye, which focuses light "behind" the retina. The image of near objects is blurred. Refractively, this condition can be corrected by steepening the cornea.

     - The cornea of an astigmatic eye, which is asymmetrical and causes a distortion of images within a range of foci.
Refractively, this condition can be corrected by changing the shape of the cornea in an elliptical pattern.

Surgical refractive procedures are an alternative to corrective eyewear because such procedures allow individuals to decrease their dependence upon eyeglasses and/or contact lenses, offer greater convenience, and allow patients to meet certain vision requirements of their occupation.

In general, candidates for refractive procedures have healthy eyes, are at least twenty-one years of age, and have had stable vision for the previous year. The majority of candidates receive their primary eye care from one or more eye care professionals. Refractive procedures are currently performed by individually licensed ophthalmologists.

Surgical refractive procedures are becoming widely accepted as a viable alternative to eyeglasses and/or contact lenses for the correction of refractive errors. The most common surgical procedure, prior to the excimer laser being approved for sale, was Radial Keratotomy ("RK"), which was first performed in the 1970's. Industry sources estimate that in 1994 over 200,000 RK procedures were performed in the U.S.

Excimer laser technology was developed by IBM in 1976 and has been used for many years in the production of sophisticated computer chips. Excimer lasers have the capabilities of producing a very precise ablation without affecting the area outside of the target zone.

Excimer laser procedures are designed to reshape the outer layers of the cornea to correct vision disorders by changing the curvature of the cornea. There are currently two procedures that use the excimer laser to correct vision disorders:
Photorefractive Keratectomy ("PRK") and Laser In-Situ Keratomileusis ("LASIK"). In the case of both PRK and LASIK, prior to the procedure, the refractive surgeon makes an assessment of the exact correction required and programs the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended corneal correction using a specially developed algorithm. Both PRK and LASIK are performed on an outpatient basis without general anesthesia using only topical anesthetic eye drops. An eyelid holder is inserted to prevent blinking while the eye drops eliminate the reflex to blink. The patient reclines in a chair, his or her eye focused on a fixation target, and the surgeon positions the patient's cornea for the procedure. The surgeon uses a foot pedal to apply the excimer laser beam, which emits a rapid succession of excimer laser pulses. The typical procedure takes ten to fifteen minutes, from set-up to completion, with the length of time of the actual excimer laser treatment lasting 15 to 90 seconds.

In order to market an excimer laser for commercial sale in the U.S., the manufacturer must obtain pre-market approval ("PMA") from the U.S. Food and Drug Administration (the "FDA"). The initial PMA for the sale of the Alcon/Summit Autonomous, Inc. ("Alcon/Summit Autonomous") laser for the treatment of myopia was granted by the FDA in 1995. The FDA has granted subsequent approvals for the sale of the VISX Incorporated ("VISX") excimer laser for the treatment of myopia (nearsightedness), hyperopia (farsightedness) and astigmatism; and for the sale of the Nidek Incorporated ("Nisdek") excimer laser for treatment of myopia. LaserSight Incorporated ("LaserSight") recently received PMA for LaserSight to sell LaserSight's excimer laser in the U.S.

The FDA has approved the Alcon/Summit Autonomous, VISX, and LaserSight excimer laser for PRK procedures and the Alcon/Summit Autonomous and VISX excimer for LASIK procedures. While to date the LaserSight excimer laser has not been approved in the U.S. for Lasik procedures, surgeons in the U.S. have performed LASIK since 1996 with such excimer laser using their discretion as a practice of medicine matter. FDA regulations require the laser to be approved, not the procedure. The FDA has stated that it considers the decision by refractive surgeons to use the excimer laser for LASIK to be a practice of medicine decision, which the FDA is not authorized to regulate. Therefore, in the same way that doctors often prescribe drugs for "off-label" uses (i.e. uses for which the FDA did not originally approve the drug), a refractive surgeon may use a device such as the excimer laser for a procedure not specifically approved by the FDA if that refractive surgeon determines that it is in the best interest of the patient. Currently, the majority of laser vision correction procedures being performed in the U.S. are LASIK.

The Eyesite Laser Center utilizes the Alcon/Summit Autonomous LADARVision system. LADARVision was the first FDA-approved tracker-guided, small spot excimer laser system. LADARVision combines active tracking and small beam corneal shaping, two features previously unavailable in the U.S. Rather than requiring patients to keep their eye still during the procedure, the LADARVision system automatically compensates for eye movements with its new eye tracker system. On September 22, 2000, it was announced that the LADARVision system was the first to win approval from the FDA to treat farsightedness (hyperopia) with or without astigmatism, using the LASIK procedure.

Laser In-situ Keratomileusis

LASIK came into commercial use in the U.S. in 1996. In LASIK, an automated microsurgical instrument called a microkeratome is used to create a thin corneal flap that remains hinged to the eye.
The corneal flap is 160 to 180 microns thick, about 30% of the corneal thickness. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is them laid back and excimer laser pulses are applied to the inner stromal layers of the cornea to treat the eye with the patient's prescription. The corneal flap is then closed and the flap and interface rinsed. Once the procedure is completed, most surgeons wait two or three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact with LASIK, no bandage contact lens is requires and the patient experiences virtually no discomfort. LASIK has the advantage of more rapid recovery than other surgical procedures, with most typical patients seeing well enough to drive a car the next day and healing completely within one to three months. Currently, the majority of laser vision correction procedures in the U.S. are LASIK.

One hundred percent of the excimer laser procedures that have been performed at the Eyesite Laser Center to date have been LASIK. Our medical director believes LASIK generally allows for more precise correction for higher levels of myopia and hyperopia (with or without astigmatism), greater predictability of results, and decreased probability of regression than other surgical methods.

The Refractive Market

While estimates of market size should not be taken as projections of revenues or of our ability to penetrate that market, an industry source estimates that approximately 50% of the U.S. population or 125 million people suffer from some form of refractive disorder requiring vision correction including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

Industry sources also estimate that 105,000 laser vision correction procedures were performed in the U.S. in 1996, 215,000 were performed in 1997, 480,000 were performed in 1998, and 700,000 were performed in 1999. It is forecasted by industry sources that more than 1.2 million laser vision correction procedures will be performed during 2000. If each year, only two percent of the population requiring vision correction in the U.S.(estimated to be three million people) had laser vision correction performed on both eyes, then based on current prices , the U.S. market would be more than $12 billion annually, which translates roughly to a Dallas metropolitan are a market estimate of $50 million annually. Our profitability and growth will depend upon broad acceptance of laser vision correction in the U.S. and market competition. There can be no assurance that laser vision correction will be more widely accepted by ophthalmologists, optometrists, or the general population as an alternative to existing methods of treating refractive disorders. The acceptance of laser vision correction may be affected adversely by its cost (particularly since laser vision correction is typically not covered by government insurers or other third party payors and therefore, must be paid for by the individual receiving treatment), concerns relating to its safety, and effectiveness, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of the long-term follow-up data, and the possibility of unknown side effects. There can be no assurance that long-term follow-up data will not reveal complications that may have a material adverse effect on the acceptance of laser vision correction. Many consumers may choose not to have laser vision correction due to the availability and promotion of effective and less expensive non surgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction could also adversely affect its acceptance, whether or not the procedures are performed at Eyesite Laser Center. Market acceptance could also be affected by regulatory developments and by the ability of the company and other participants in the laser vision correction market to train a broad population of ophthalmologists in performing the procedure. Acceptance of laser vision correction by ophthalmologists and optometrists could also be affected by the cost of excimer laser systems. The failure of laser vision correction to achieve broad market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

On July 25, 2000, we opened the Eyesite Laser Center in Dallas. We expect that most of the excimer laser procedures to be performed at the Eyesite laser Center will be LASIK. Mark W. Suggs, M.D., who currently is using the Eyesite Laser Center exclusively and is board certified in Ophthalmology with the American Board of Ophthalmology and certified in Incisional Keratotomy with the American Board of Eye Surgery, believes LASIK generally allows for more precise correction than PRK. This is especially true for patients with higher levels of myopia and hyperopia (with or without astigmatism). LASIK allows for greater predictability of results and decreased probability of regression. We expect to retain qualified medical personnel to continually evaluate new vison correction technologies and procedures to ensure that the equipment and services provided at the Eyesite Laser Center allow the affiliated and independent refractive surgeons to provide high quality vision care.

Prospects for Potential Growth

Overview: We expect to pursue a strategy designed to expand our position in the Dallas metropolitan area and within Texas for laser vision correction. Our focus will be on developing relationships with local primary care doctors.

Developing Local Doctor Relationships:    We expect to implement
a process by which we not only establish and operate the Eyesite Laser Center and provide an array of equipment and related support services, but also coordinate the activities of primary care doctors (usually optometrists) who manage patients and affiliated and independent refractive surgeons (ophthalmologists) who perform laser vision correction procedures. The primary care doctors assess candidates for laser vision correction and provide pre- and post-operative care including an initial eye examination and a minimum number of follow-up visits. This process will allow the affiliated or independent refractive surgeons to focus on providing laser vision correction procedures while the primary care doctor provides pre- and post-operative care. In addition, our Eyesite Laser Center expects to have an optometrist on staff who works to support and expand the network of primary care doctors and affiliated and independent refractive surgeons. We anticipate that the staff optometrist will provide a range of clinical training and consultation services to primary care doctors to support these doctors' individual practices and to assist them in providing quality patient care. See "Government Regulations - Regulations of Optometrists and Ophthalmologists."

We believe that a primary care doctor's relationship with the Eyesite Laser Center and the doctor's acceptance of laser vision correction helps build the doctor's practice. The primary care doctors charge fees to patients to assess candidates for laser vision correction and provide pre- and post-operative care, including an initial eye examination and a minimum number of follow-up visits. In most cases, the primary care doctor's potential revenue loss from sales of contact lenses and eyeglasses is more than offset by professional fees received from both laser vision correction pre- and post-operative care and examinations.

Our intention is increase the volume of procedures performed by independent and affiliated refractive surgeons at the Eyesite Laser Center. We believe that, as market acceptance for laser vision correction continues to increase, competition among providers will grow, but candidates for laser vision correction will continue to select a provider based primarily on the advice of a primary care doctor. Through our continuing efforts to enhance our relationships with primary care doctors, we believe that we can increase the volume of procedures performed by independent and affiliated refractive surgeons at the Eyesite Laser Center.

Description of the Eyesite Laser Center

The Eyesite Laser Center has approximately 3,400 square feet of space and is located at 7515 Greenville Avenue, Suite 220, Dallas, Texas 75231. Revenues from the Center are expected to be in the form of Facility Fees and Open Center Facility Fees, which will be collected either (i) by payment by the primary care doctors prior to the performance of the laser surgery procedure by an affiliated refractive surgeon or an independent refractive surgeon, or (ii) by deducting the Facility Fee or the Open Center Facility Fee from funds received as a result of collection efforts undertaken by Eyesite Laser Center on behalf of the primary care doctor. The Eyesite Laser Center expects to utilize the services of a medical director, who is an ophthalmologist charged with establishing medical policies and procedures. Mark
W. Suggs, M.D., who currently uses the Eyesite Laser Center exclusively, is currently working with Eyesite.com in this capacity. An optometrist who oversees the clinical aspects of the Eyesite Laser Center and builds and supports the network of optometrists and ophthalmologists is also expected to be utilized. Eyesite Laser Center also anticipates that it will have a business manager, a receptionist, ophthalmic technicians, and patient consultants (who answer patients questions). One senior staff person is expected to be designated as the executive director of the center and prepare the annual strategic plan and supervise the day-to-day operations of the center. The Eyesite Laser Center leases one excimer laser, which was manufactured by Alcon/Summit Autonomous.

We utilize the Alcon/Summit Autonomous LADARVision system. LADARVision was the first FDA-approved tracker-guided, small spot excimer laser system. LADARVISION combines active tracking and small beam corneal shaping, two features previously unavailable in the U.S. Rather than requiring patients to keep their eye still during the procedure, the LADARVision system automatically compensates for eye movement with its new eye tracker system. On September 22, 2000, it was announced that the LADARVision system was the first to win approval from the FDA to treat farsightedness (hyperopia) with or without astigmatism and for mixed astigmatism, using the LASIK procedure.

Sales and Marketing

While we believe that many myopic and hyperopic people are potential candidates for laser vision correction, these procedures compete with corrective eyewear and surgical and non-surgical treatments for myopia and hyperopia. The decision to have laser vision correction largely represents a choice dictated by an individual's desire to reduce or eliminate their reliance on eyeglasses or contact lenses. To that end, we intend to market aggressively to the primary care doctors and the public.

Our intention is to engage in joint marketing programs with primary care doctors, the goal of which is to build their practices. We provide primary care doctors with brochures, videos, posters, and other materials that help them educate their patients about laser vision correction. Those primary care doctors who wish to market directly to their patients or the public receive will receive support from us in the development of their marketing programs.

We believe that the a very effective marketing methodology is to develop relationships with local primary care doctors. Consequently, we intend to strive to be a leader in the provision of laser vision correction support services, to educate doctors on laser vision and refractive correction, and remain current with new procedures and techniques.

Contract with Ophthalmologists

We expect to form relationships with primary care doctors (mostly optometrists) who perform the pre-operative and post-operative care for patients who have laser vision correction. Those doctors then will manage their patients in conjunction with independent or affiliated refractive surgeons who perform procedures at the Eyesite Laser Center, which means that the independent or affiliated refractive surgeon performs the laser vision correction procedure itself, while the primary care doctor performs the pre-operative screening and post-operative care.

The independent and affiliated refractive surgeons performing laser vision correction procedures at the Eyesite Laser Center will do so under an agreement with the center. Ophthalmologists who desire to become independent or affiliated refractive surgeons will be required to meet the credentialing requirements of the FDA and the laser manufacturer, and must complete training provided by an affiliated refractive surgeon at the center on the center's laser, unless the center is otherwise satisfied that the surgeon has been properly trained. Independent and affiliated refractive surgeons are responsible for maintaining appropriate malpractice insurance, providing proof of insurance, and agreeing to indemnify the Company for any losses incurred as a result of the surgeon's negligence or malpractice.

We will not engage in the practice of medicine or optometry. Our activities are limited to owning and managing the Eyesite Laser Center to provide laser vision correction equipment and support services. Accordingly, the success of our operations depends upon our ability to enter into agreements on acceptable terms with a sufficient number of refractive surgeons to render surgical services at the Eyesite Laser Center. There can be no assurance that we will be able to enter into agreements with refractive surgeons on satisfactory terms or that such agreements will be profitable. Failure to enter into or maintain such agreements with a sufficient number of qualified refractive surgeons will have a material adverse effect on our business, financial condition, and results of operations.


Training

We expect to conduct a comprehensive training program under the supervision of prominent ophthalmologists who are qualified to certify other ophthalmologists, and experts in the field of laser vision correction. Mark W. Suggs, M.D., who currently uses the Eyesite Laser Center exclusively, is currently working with

Eyesite.com. Dr. Suggs assisted in the development of a laser probe for Alcon/Summit Autonomous, the laser used at the Eyesite Laser Center, and he is board certified in Ophthalmology with the American Board of Ophthalmology and certified in Incisional Keratotomy with the American Board of Eye Surgery. He has performed thousands of LASIK surgery procedures and other refractive surgeries over the last decade. He has developed and implemented a training program for the Eyesite Laser Center that he currently supervises.

Education

We believe that ophthalmologists and optometrists who endorse laser vision correction are a valuable resource in increasing general awareness and acceptance of the laser vision correction procedures among potential candidates for the procedure and in promoting our Company as a service provider. One way in which we hope to utilize this valuable resource is by participating in the education and training of ophthalmologists and optometrists in the Dallas metropolitan area.

Equipment and Capital Financing

Until recently, the only manufacturers with FDA approvals for their excimer lasers were Alcon/Summit Autonomous and VISX. Recently, other manufacturers of excimer lasers received FDA approval for sale of their excimer lasers. Although there can be no assurance, we believe that, based on the number of existing manufacturers, the current inventory levels of those manufacturers, and the number of suitable, previously owned and FDA approved lasers available for sale in the market, the availability of excimer lasers is more than adequate for the our future operations.

A new Alcon/Summit Autonomous excimer laser costs approximately $575,000. However, the industry trend in the sale of excimer lasers is moving away from a flat purchase price to the alternative of charging the purchaser a per procedure fee. Excimer lasers require periodic servicing, generally after 300 procedures. As a manufacturer's warranties expire, the Company expects to enter into a service contract with the manufacturer. As available technology improves and additional procedures are approved by the FDA, the Company expects that it will upgrade the capabilities of its laser and/or place into service additional lasers.

Competition

Consumer Market for Vision Correction. Within the consumer market, excimer laser procedures performed at our Eyesite Laser Center compete with other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery, and technologies currently under development such as corneal implants and intraocular implants and surgery with different types of lasers. Although we believe that eyeglass and contact lens use will continue to be the most popular form of vision correction in the foreseeable future, as market acceptance for laser vision correction continues to increase, competition within this market will grow. There can be no assurance that we will be able to successfully operate against such competition.

Other Laser Vision Correction Service Providers. We expect to face increasing competition from other service providers. As market acceptance for laser vision correction continues to increase, competition within this market will grow. The market for laser vision correction is divided into three major segments: corporate-owned centers; surgeon-owned centers; and institution-owned centers. In the U.S., for the fourth quarter of calendar 1999, the corporate-owned segment which consists of companies, such as ours, that own or operate refractive centers, accounted for the largest percentage of total procedure value with a 48% market share according to an industry source. The surgeon-owned centers, which consist of ophthalmologists who have a laser and perform laser vision correction procedures, accounted for 41.6% of total procedures performed. The remaining 10.4% of laser vision correction procedures were performed at institution-owned centers, which include hospitals and universities.

Although some competitors charge less for laser vision correction support services than our Eyesite Laser Center, we believe that the important factors affecting competition in the laser vision correction market are quality of service, reputation, brand recognition, and a strong relationship with primary care doctors and refractive surgeons. Suppliers of conventional vision correction (eyeglasses and contact lenses), such as optometric chains, may also compete with us either by marketing alternatives to laser vision correction or by purchasing excimer lasers and offering refractive surgery to their customers. These service providers may have greater marketing and financial resources and experience than us and may be able to offer laser vision correction at lower rates. Competition has also increased in part due to the greater availability and lower costs of excimer lasers.

Our principal competitors include Laser Vision Center, Inc., LCA-
Vision Inc., Clear Vision Laser Center, Ltd., Aris Vision
Institute, LASIK Vision Corporation, TLC The Laser Center, Inc., and ICON Laser Eye Centers, Inc. We also consider local ophthalmologists and institutions to be primary competitors.


Government Regulation

Excimer Laser Regulation

Medical devices, such as the excimer lasers, are subject to stringent regulation by the FDA and cannot be marketed for commercial sale in the U.S. until the FDA grants PMA for the device. To obtain PMA for a medical device, an excimer laser manufacturer must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the excimer lasers. Human clinical trials must be conducted pursuant to Investigational Device Exemptions issued by the FDA in order to generate data necessary to support a PMA.

In the U.S., Alcon/Summit Autonomous, VISX, Nidek, and LaserSight have obtained a PMA for their respective excimer lasers to treat varying degrees of myopia. In addition, Alcon/Summit Autonomous and VISX have obtained a PMA for their respective excimer lasers to treat varying degrees of astigmatism, and VISX has also obtained a PMA for its excimer laser to treat hyperopia.

The VISX excimer laser is currently approved to treat nearsightedness of up to 12 diopters with astigmatism of up to
 4 diopters and farsightedness of up to +6 diopters. To date, this is the widest range of indications for any FDA-approved excimer laser. The excimer lasers manufactured by Alcon/Summit Autonomous, LaserSight, and Nidek have received FDA approval for more limited ranges of indications.

To date, the FDA has approved the Alcon/Summit Autonomous and VISX excimer lasers for PRK and LASIK procedures. By comparison, the LaserSight and Nidek excimer lasers have applied only to the PRK procedure, and not for the LASIK procedure. The FDA, however, is not authorized to regulate the practice of medicine and ophthalmologists widely perform the LASIK procedure in an exercise of professional judgment in connection with the practice of medicine. In August 1998, the FDA granted Photomed, Inc. ("Photomed") approval with respect to a single excimer laser for the treatment of myopia and astigmatism using the LASIK procedure. Photomed has assigned the rights to manufacture and commercially distribute its excimer laser system to LaserSight and LaserSight completed the process of obtaining FDA approval for the manufacture and commercial distribution of this laser system for the treatment of myopia and astigmatism using the LASIK procedures.

The use of excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those affiliated with the Eyesite Laser Center, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future.

Any excimer laser manufacturer that obtains PMA approval for use of its excimer lasers will continue to be subject to regulation by the FDA. Although the FDA does not specifically regulate surgeons' use of excimer lasers, the FDA actively enforces regulations prohibiting marketing of products for non-indicated uses and conducts periodic inspections of manufacturers to determine compliance with good manufacturing practice regulations.

Failure to comply with applicable FDA requirements could subject us and our independent and affiliated refractive surgeons and laser manufacturers to enforcement action, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition, and results of operations. Further, failure to comply with regulatory requirements, or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label" use of excimer lasers by doctors outside the FDA-approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on or prohibition of our use of excimer lasers, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

The marketing and promotion of laser vision correction in the U.S. is subject to regulation by the FDA and the Federal Trade Commission ("FTC"). The FDA and FTC have released a joint communique on the requirements for marketing laser vision correction in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of laser vision correction and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention.

We utilize the Alcon/Summit Autonomous LADARVision system. LADARVision was the first FDA-approved tracker-guided, small spot excimer laser system. LADARVision combines active tracking and small beam corneal shaping, two features previously unavailable in the U.S. Rather than requiring patients to keep their eye still during the procedure, the LADARVision system automatically compensates for eye movement with its new eye tracker system. On September 22, 2000, it was announced that the LADARVision system was the first to win approval from the FDA to treat farsightedness (hyperopia) with or without astigmatism and for mixed astigmatism, using the LASIK procedure. On October 6, 2000, Eyesite Laser Center was scheduled to be the first laser center in the U.S. to receive the new software install which will permit this capability.

Regulation of Optometrists and Ophthalmologists

The health care industry in the U.S. is highly regulated. The Company and its operations are subject to extensive federal, state, and local laws, rules, and regulations, including those prohibiting corporations from practicing medicine and optometry, prohibiting unlawful rebates and division of fees, anti-kickback laws, fee-splitting laws, self-referral laws, laws limiting the manner in which prospective patients may be solicited, and professional licensing rules.

Although there can be no assurance, we believe that our operations currently comply with applicable laws in all material respects. Also, we expect that primary care doctors and independent and affiliated refractive surgeons that utilize the services of our Eyesite Laser Center will comply with such laws in all material respects, although we cannot ensure such compliance.

Federal Law

A law (known as the "anti-kickback statute") prohibits the offer, solicitation, payment, or receipt of any remuneration that is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or any other government financed health care program. This statute also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility, or service for which payment may be made under government health care programs. This statute has been applied to otherwise legitimate investment interests if one purpose of the offer to invest is to induce referrals from the investor. Safe harbor regulations provide absolute protection from prosecution for certain categories of relationships. Requirements to qualify for certain anti-kickback safe harbor provisions under federal law relating to investment interests include, (i) no more than 40% of the value of an investment interest held in an entity seeking to utilize the safe harbor provisions may be held by investors who are in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for an entity can come from investors; (ii) the terms on which such investment interest is offered to a passive investor who is in a position to make or influence referrals must be no different from the terms offered to other passive investors; (iii) the terms on which an investment interest is offered must not be related to expected value of referrals, items or services furnished, or the amount of business otherwise generated from that investor to the entity;
(iv) there can be no requirement that a passive investor make or influence referrals as a condition for remaining as an investor;
(v) no more than 40% of the gross revenue related to the furnishing of healthcare items or services in the previous fiscal year may come from referrals, items or services furnished, or business otherwise generated from investors; (vi) the investor may not use a loan to pay for the investment interest; and (vii) the amount of payment to an investor in return for the investment interest must be directly proportional to the amount of the capital investment of that investor. We do not believe that more than 40% of our investment interest will be held by persons in a position to refer business to us.

Subject to certain exceptions, federal law also prohibits a physician from ordering or prescribing certain designated health services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). This law, known as the "Stark Law," does not restrict a physician from ordering an item or service not reimbursable by Medicare or Medicaid or an item or service that does not fall within the categories designated in the law.

Laser vision correction is currently not reimbursable by Medicare, Medicaid, or any other federal health care programs.
As a result, neither the anti-kickback statute nor the Stark Law applies to the Eyesite Laser Center, but we are subject to similar state laws.

State Law

Texas has enacted laws that prohibit what is known as the corporate practice of medicine and the corporate practice or optometry. These laws are designed to prevent interference in the medical decision-making process from anyone who is not licensed. We believe that we have structured our relationship with physicians and optometrists in connection with the operation of the Eyesite Laser Center so that our business conforms to applicable corporate practice of medicine and corporate practice of optometry restrictions in all material respects.
Nevertheless, there can be no assurance that, if challenged, those relationships may not be found to violate Texas' corporate practice of medicine prohibition. Such a finding may require us to revise the structure of our legal arrangements or curtail our activities, and this may have a material adverse effect on the our business, financial condition, and results of operations.

Texas laws also prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. The Company presumes that the Facility Fee and the Open Center Facility Fee payable for using the equipment and services at the Eyesite Laser Center will be collected either
(i) by payment by the primary care doctor prior to the performance of the laser surgery procedure by an affiliated refractive surgeon or an independent refractive surgeon, or (ii) by deducting the Facility Fee or the Open Center Facility Fee from funds received as a result of collection efforts undertaken by Eyesite Laser Center on behalf of the primary care doctor. While the Company believes that such an arrangement does not violate any such prohibitions in any material respects, there can be no assurance that the courts or regulatory agencies will not interpret this structure as violating the state fee-splitting prohibition, thereby requiring the Company to change its procedures in connection with billing and collecting for services. Violation of state fee-splitting prohibitions may subject the ophthalmologists and optometrists to sanctions and may result in the Company incurring legal fees, as well as being subjected to fines or other costs, and this could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, a person under Texas law may not offer to pay or agree to accept any remuneration for securing or soliciting a patient from a person licensed, by a state health care regulatory agency.

Just as in the case of the federal anti-kickback statute, while we believe that our business conforms with the Texas fee splitting and patient solicitation statutes in all material respects, there can be no assurance that the State of Texas will agree with our position and would not challenge us. If we were not successful in defending against such a challenge, the result may be civil or criminal fines or penalties for us as well as our affiliated ophthalmologists and optometrists. Such a result would require us to revise the structure of our legal arrangements, and this could have a material adverse effect on our business, financial condition, and results of operations.


Facility License and Certificate of Need

We believe that we have all licenses necessary to operate our business.


Risk of Non-Compliance

Many of these laws and regulations governing the health care industry are ambiguous in nature and have not been definitively interpreted by courts and regulatory authorities. Accordingly, we may not always be able to predict clearly how such laws and regulations will be interpreted or applied by courts and regulatory authorities and some of our activities could be challenged. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that would, if enacted, effect major reforms of the U.S. health care system. We cannot predict whether any of these proposals will be adopted and, if adopted, what impact such legislation would have on our business. Although there can be no assurance, we believe that our operations currently comply with applicable laws in all material respects. Also, we expect that primary care doctors or refractive surgeons utilizing the equipment and services provided by our Eyesite Laser Center will comply with such laws in all material respects, although we cannot ensure such compliance. We could be required to revise the structure of our legal arrangements or the structure of our fees, incur substantial legal fees, fines, or other costs, or curtail certain of our business activities, reducing our potential profit from some of our legal arrangements, any of which may have a material adverse effect on our business, financial condition, and results of operations.

Intellectual Property

The phrase "Eyesite Laser Centers" is a service mark of our subsidiary Eyesite.com, Inc. We may, as the development of the business of the Eyesite Laser Center progresses, hold or license claims for other trademarks and servicemarks. We will continue to evaluate the registration of additional marks as appropriate. There can be no assurance that the intellectual property used or developed by us will not be challenged, invalidated or circumvented in the future.

The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation regarding patents and proprietary rights. There are a number of patents concerning methods and apparatus for performing corneal procedures with excimer lasers. In the event that the use of an excimer laser or other procedure performed at our Eyesite Laser Center is deemed to infringe a patent or other proprietary right, the Company may be prohibited from using the equipment or performing the procedure that is the subject of the patent dispute or may be required to obtain a royalty bearing license, which may not be available on acceptable terms, if at all. The costs associated with any such licensing arrangements may be substantial and could include ongoing royalty payments. In the event that a license is not available, we may be required to seek the use of products that do not infringe the patent. Our business, financial condition, and results of operations could be materially adversely affected by any of the foregoing.

Our web site, www.Eyesite.com currently offers general information about eye care to consumers and the ability for consumers to ask an eye care related question and to have them answered by a doctor via email.

Eyesite.com plans to evaluate the viability of offering the following services: 1) set online eye care appointments with participating doctors; 2) obtain discounted eye care service from participating doctors; 3) obtain online retrieval of prescriptions for eyeglasses and contact lenses by patients if their doctor elects to make them available; 4) purchase eye care products from participating doctors; 5) provide a business-to-business e-commerce portal so that participating doctors can purchase product and equipment online from vendors; 6) provide consumer access to a database of most available eye glass frames to view, and if the consumer has the ability, to put a digitized picture of him/herself in to see how he/she would look with a given pair of frames; 7) provide referrals for refractive surgery; 8) provide a comprehensive eye care information database; 9) provide continuing education opportunities for eye care professionals; 10) provide appointment reminders; 11) database mining and marketing for the participating doctors; and
12) provide practice management software tools online.

We intend to evaluate expanding our Eyesite Laser Center business model into other metropolitan areas. If such expansion occurs, we intend to recruit a select number of private practice eye care professionals in each metropolitan area that elect to become Eyesite.com, Inc. licensees. While enabling each eye care professional to retain his/her independence, we intend to provide the benefits of association as previously described so that these select eye care professionals will further facilitate the branding of the "Eyesite.com" name. Further, they will become an eye care professional of choice on the www.Eyesite.com web site.


Employees

As of March 9, 2001, the eye care segment had five employees. The Company's progress will be highly dependent upon its ability to retain and attract highly qualified personnel in the future. Our employees are not represented by a collective bargaining agreement, nor has the Company experienced a work stoppage.


Legal Proceedings

We are not currently engaged in any material legal proceedings. Eyesite.com, Inc. and our Eyesite Laser Center are, however, subject to existing federal and state regulations that are currently subject to judicial proceedings, legislative hearing, and administrative proposals that could change, in varying degrees, the manner in which our business operates. We cannot predict the outcome of these proceedings or their impact upon the healthcare industry or our business. The results of any of these proceedings could have a material adverse effect on our business, financial condition, and results of operations.

Further information about our operations is available on our web site at www.rhino-inc.com.

Item 2.  PROPERTIES

We currently own no real property. We lease certain real and personal property as described in Note J of our consolidated financial statements for the year ended December 31, 2000, which are included in Item 8 herein.

Item 3.  LEGAL PROCEEDINGS

The Company has been notified of a recommendation by the staff of the Securities and Exchange Commission (the "Commission") that the Commission bring a civil injunction action against the Company and two (2) of its directors, alleging certain violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company intends to defend itself and its directors against such allegations and proposed action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the fourth quarter of 2000.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock was originally issued with a par value of $0.02 per share and had been approved for trading on the OTC Bulletin Board under the symbol "UNQF". When our name changed to Rhino Enterprises Group, Inc., on April 30, 1999, our symbol changed to "RHNO" under which our stock currently trades. On the same day of the name change, we effected a 1 for 20 reverse stock split which changed the par value to $0.001 per share. During the last five years, there were no other stock splits. The first trades under the symbol "RHNO" occurred on May 26, 1999.

The following table sets forth the range of high and low prices on the OTC market for the past two years during the quarterly periods indicated, adjusted to reflect the effects of the April
30, 1999 reverse split.

  1999                          High           Low
  ---------------------     ------------   ------------
  First Quarter               no trades      no trades
  Second Quarter              $ 0.50         $ 0.125
  Third Quarter               $ 0.25         $ 0.25
  Fourth Quarter              $ 5.50         $ 0.25

  2000                          High           Low
  ---------------------     ------------   ------------
  First Quarter               $ 4.88         $ 3.33
  Second Quarter              $ 4.50         $ 2.00
  Third Quarter               $ 2.50         $ 0.50
  Fourth Quarter              $ 2.75         $ 0.75

As of March 9, 2001, there were approximately 286 shareholders of record of common stock.

We have never paid cash dividends on our Common Stock. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings to provide funds for future growth.

During the period from June through September 2000, we sold 167,040 shares of a 14% convertible, cumulative preferred stock of our 90% owned subsidiary, Eyesite.com, Inc. They were sold to 11 accredited investors resulting in cash proceeds of $417,600. Exemption from registration was claimed under Regulation D, Rule
506. These securities are convertible into common stock after six months, under certain conditions, at $2.50 per share.

See further discussion in Note G of our consolidated financial statements included in Item 8 herein.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA


FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
RHINO ENTERPRISES GROUP, INC.


Selected Data            1996        1997      1998        1999        2000
===================    --------    --------  ---------  ---------   ---------

Revenues             $  156,292  $       0  $        0 $    5,164  $  316,595


Loss from operations   (651,753)  (180,944)    (17,889)  (745,601) (2,047,927)


Loss from continuing
operations per share (b)  (4.09)     (0.86)      (0.08)     (0.64)      (1.25)


Total assets            354,573     50,888      42,514  3,390,556   3,020,338


Total liabilities       446,668    556,116     556,116  3,964,055   5,885,586


(a)  No dividends have ever been declared or paid.

(b) Net loss per share reflects the 1 for 20 reverse split effected April 30, 1999.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with "Factors that May Affect Future Results" included herein.


Results of Operations
---------------------

The following comments discuss the annual periods ended December
31, 2000 and 1999.

Revenues:
The Company posted revenues of $316,595 in 2000 versus $5,164 in 1999, which was due primarily to $83,388 from business incubation activities and $231,707 from the performance of approximately 250
Lasik surgical procedures which commenced in July 2000.  Year
2000 business incubation revenue increased significantly over 1999's because 1999 was a start-up year.

Cost of Revenues:
Our cost of revenues was $309,873 in 2000 versus $0 in 1999, which represents the direct costs associated with the performance of Lasik surgical procedures.

General and Administrative:
General and administrative expenses increased from $750,765 in 1999 to $2,255,173 in 2000, an increase of $1,504,408 due to increased personnel and other operating overhead expenses from increased business activity. Operating costs increased by $287,252 and personnel costs increased by $914,323. Legal and professional fees increased by $13,732. We wrote off $200,524 advanced to a start-up enterprise that we believe is not recoverable. Also, depreciation and amortization increased by $88,577 due to the acquisition of tangible and intangible assets.

Other Income (Expense):
Interest income increased from $21,697 in 1999 to $60,657 in 2000 representing interest on advances to operating and start-up enterprises. Interest expense increased by $279,167 representing interest on indebtedness incurred by the Company. .
Start-up costs increased from $0 in 1999 to $99,133 in 2000 which reflects the cost of preparation of an offering memorandum to attract eye-care professionals to participate in various eye-care services and products by having equity in a limited partnership.


Our equity interest in e-Data Alliance Corp. reflects fifty percent of the net loss from their operations for the year.


The following comments discuss the annual period ended
December 31, 1999 compared to 1998.

Revenues:
Revenues were $5,164 in 1999 compared to $0 in 1998.  $4,103 resulted  from initial business incubation activities,
while $1,061 resulted from rental of equipment.

General and Administrative:
General and administrative expenses were $750,765 in 1999 compared to $17,889 in 1998 due to increased operating and personnel costs from the start-up of our business operations.
Operating costs increased by $302,633. Legal and professional fees were $183,566 in 1999 and $0 in 1998. These costs reflect the start-up of our operations. Depreciation and amortization increased $13,487 reflecting the acquisition of tangible and intangible assets associated with the commencement of our operations in 1999.

Other Income (Expense):
Interest income was $21,697 in 1999 and $0 in 1998 as we began to advance funds to operating and start-up entities. Interest expense was $26,779 in 1999 compared to $12,500 in 1998 representing our increased indebtedness. Other expense primarily represents the loss incurred due to the spin-off of a dormant subsidiary.

Financial Condition
-------------------

At December 31, 2000, cash and cash equivalents were $7,920 as compared to $390,071 at December 31, 1999. This change was a result of using cash to significantly increase operations, add personnel and acquire tangible and intangible assets.

Property plant and equipment increased $142,580 from $80,217 in 1999 to $222,797 in 2000 due primarily to acquisition of equipment for the surgery center. The investment in e-Data
Alliance Corp. decreased by $67,557 due to recognizing our share of their losses in 2000. Intangible assets decreased by $39,283 primarily due to additional costs of $50,675 related to developing the Eyesite.com website, reduced by $89,958 of amortization. Advances decreased by $63,930. The change was due to $521,460 in additional advances, plus $61,173 in accrued interest, less $446,039 in repayments and $200,524 written-off as not recoverable.

Accounts payable increased from $41,985 in 1999 to $577,079 in 2000, which reflects the increase in the cost of business operations over the last year. Approximately half of this increase was incurred in the 4th quarter for legal and professional fees. Accrued expenses increased from $39,334 in 1999 to $568,917 in 2000 primarily due to accrued interest on our indebtedness. Notes payable increased by $856,854 from $3,082,736 in 1999 to $3,939,590 in 2000 due to additional borrowings to fund operations. Common and preferred stock and paid-in-capital accounts increased due to the sale of common and preferred stock in 2000 resulting in proceeds of $439,973. The increase in the accumulated deficit represents the year's loss.
Treasury stock increased from $0 to $72,690 because we bought some of our shares in the open market.

Investing activities consumed $287,241 in cash for the year ended
December 31, 2000. $264,891 was used to purchase depreciable and intangible assets and $53,071 was provided by the sale of property and equipment. $521,460 was used to increase advances to operating and start-up enterprises. $446,039 was received from collections on advances.

Financing activities provided $1,224,137 during 2000.  $439,973 was received from the sale of common and preferred stock and
$959,121 was provided from additional borrowings while $102,267 was used to repay indebtedness.  $72,690 was used to purchase treasury stock.

Liquidity and Capital Resources
-------------------------------

We funded our operations primarily from the sale of common and preferred stock, borrowings, collections on advances, fees and reimbursements derived from incubation services, interest income, and revenues generated by our Eyesite Laser Center. We anticipate that we will have to continue to sell common and preferred stock and borrow additional funds to provide enough working capital to fund operations through 2001. We expect the Eyesite Laser Center to increase the number of surgical procedures to a level sufficient to break even or generate positive cash flow by the end of the second quarter of 2001.

During 2001, we expect to renew, extend, restructure or find other means of satisfying the $2,507,000 obligation to Net.Return, Inc.


We do not have any material commitments for capital expenditures as of December 31, 2000.

We expect that 2001 will be a year of stabilizing operations in our two business segments. Our eye-care business segment could be at break even or positive cash flow by the end of the second quarter 2001. The growth in this segment will require additional staffing as patient volume increases that we anticipate will be funded by cash flows from operations. We will evaluate the potential expansion of our Eyesite Laser Center business model into other geographical markets in 2001.

We expect to receive working capital from various sources in 2001. However, our primary sources will be from additional borrowing, repayment on advances, and the sale of common and preferred stock. In 2001, we anticipate directing more of our focus to our business incubation segment by refining business plans and strategies for the entities to which we have made advances. We will also expend additional effort on developing the business activities of e-Data Alliance, Inc., a Texas corporation, in which we own a 50% equity interest.

In connection with stabilizing our operations, during the first quarter of 2001, we have made reductions in personnel and related overhead costs by reducing our staff from 23 to 14 employees.


Factors That May Affect Future Results
------------------------------------------------

Our discussion of our financial condition and the results of operations of our Company and its business segments contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "anticipates," "expect," "will,"
"believes," "foresees," "could," "may" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding increased revenue, continued rising expenses, an increase in our staff, increased business activity, expansion of operations, increased operating costs, the execution of formal long-term lease arrangements, an increase in the Company's advertising budget, promotion of our products and services, future loans to other start-up companies as a way to pursue business opportunities, increased interest expense, expanded operations, increased interest income, source of potential extraordinary income, payments on or collection of notes receivables, sources of working capital, collections on advances, fees earned through incubation services, reimbursement of expenses, working capital needs, options for repayment of notes payable, the renewal or extension of existing debt, the conversion of existing debt into equity, the location of private financing, an equity placement of securities to raise funds, methods of meeting business requirements in the future, the effect growth will have on financial and operational areas, the number of future employees, an increase in the amount of funds utilized in the future for advertising/marketing/office space/equipment and increased expenditures for legal and accounting services. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon our current management team. Should any one or more of our management team leave, we could face a financial setback or suffer in other ways related to our planned business. It could take a significant period of time to locate and train replacements, if and when necessary. We have an employment agreement with our President, which may be terminated upon certain circumstances. This agreement was filed as an exhibit to the Company's First Amendment to the Form 10-SB filed with the Securities and Exchange Commission.

Since revenues are not presently sufficient to provide enough working capital to fund current operations, we are dependent upon outside financing. It may be difficult to borrow additional funds or have access to additional funds via some other method.
If such a situation occurs, we may not be able to make debt service payments, provide the services we have planned, increase our staff as planned or otherwise grow our business.

There are significant debt obligations which must be repaid in cash at some point or we must explore other alternatives for repayment, which could be in the form of conversion of debt to equity, replacement financing and/or repayment by an offering of securities. It may be difficult to repay the existing debt when due, extend the due date of the existing debt, reach some agreement with regard to converting the debt to equity or otherwise satisfy our obligation. Likewise, if a new source of financing is found to replace our current sources, we could face similar risks in the future with regard to its ability to repay or otherwise take care of any future debt. Also, any additional issuances of securities, whether in the form of converting debt to equity or the form of a securities offering, would dilute the share value of current shareholders.

We have advanced funds to small operating and start-up entities.
There is a risk that these third party entities will not be able to repay their advances. We may seek to convert advances into an equity interest in the entity. However, we may face difficulty in negotiating with such borrowers with regard to the ability to convert the debt into equity or the conversion ratio. If the advances are converted into equity of the borrowing entity, there exists a great possibility that the equity interest will not be a liquid investment or that the value of such equity interest will not be at or near the value of the advances made. Further, if one or more of the entities to which funds have been advanced is unable to repay the advance when due or if the advance is converted into a non-liquid equity investment, we could face a working capital shortage.

Our eye care-business segment has planned its operation in accordance with current legislation. If new legislation is passed at a local, state or federal level, it could materially adversely affect our strategic plan. We face the risks that we might not be able to (1) continue our business as planned, (2) adjust our business plan in accordance with any new legislation, or (3) operate in such a manner that would eventually be profitable.

In order to grow as planned, we will have to hire additional personnel for a number of positions. The current low unemployment rate presents a challenge to locate and attract qualified individuals to fill the positions that might be necessary. We face the risk that we might not be able to (1) fill every position as it becomes available in a timely manner, (2) retain employees we currently have or that maybe hired, or (3) offer a compensation package to attract top quality candidates to our positions.





Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

We are not exposed to any significant market risk such as interest rates, foreign currency exchange rates, or credit risk.
Credit risk associated with receivables is minimal due to the diversity of customers and their broad dispersion over several different industries and geographic areas.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             RHINO ENTERPRISES GROUP, INC.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERED BY REPORT OF INDEPENDENT AUDITOR

                                                     Form 10-KSB
                                                     -----------
Report of Independent Auditor.......................     34

Consolidated Balance Sheets at December 31, 2000
  and 1999..........................................     35

Consolidated Statements of Operations for the
  years ended December 31, 2000, 1999 and 1998......     36

Consolidated Statements of Stockholders' Deficit for
  the years ended December 31, 2000, 1999 and 1998..     37

Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998............     38

Notes to Consolidated Financial Statements..........     39


Note: All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.










                  INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
RHINO ENTERPRISES GROUP, INC.

We have audited the accompanying consolidated balance sheets of RHINO ENTERPRISES GROUP, INC. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three years ended
December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RHINO ENTERPRISES GROUP, INC. as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the three years ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
As discussed in Note N to the consolidated financial statements, the Company has net losses, negative cash flows from operations, negative working capital and a deficit in stockholders' equity.
These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MARLOW C. HUNTER, P.C.

March 9, 2001
Fort Worth, Texas


RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

      ASSETS                            2000           1999
----------------------              ------------    -----------
Current Assets
   Cash                            $       7,920   $    390,071
   Accounts receivable                    64,436         34,115
   Inventory                               4,000              0
   Funds held in escrow                        0          5,000
                                    ------------    -----------
Total Current Assets                      75,356        429,186
                                    ------------    -----------
Property, plant and
  equipment  --  net                     222,797         80,217
Investment in e-Data
  Alliance Corp.                         132,443        200,000
Intangible assets  -- net                194,050        233,333
Goodwill  -- net                          94,072         97,891
Deposits                                  14,621              0
Deferred marketing expense               800,000        800,000
Advances to operating and
  start-up entities                    1,485,999      1,549,929
                                    ------------    -----------
Total Non-current Assets               2,943,982      2,961,370
                                    ------------    -----------
          Total Assets             $   3,020,338   $  3,390,556
                                    ============    ===========

    CURRENT LIABILITIES
-----------------------------
Accounts payable                   $     577,079  $      41,985
Accrued expenses                         568,917         39,334
Notes payable                          3,939,590      3,082,736
                                    ------------    -----------
Total Current Liabilities              5,085,586      3,164,055
Deferred marketing obligation            800,000        800,000
                                    ------------    -----------
     Total Liabilities                 5,885,586      3,964,055
                                    ------------    -----------
    STOCKHOLDERS' DEFICIT
------------------------------
Common stock                               1,706          1,577
Preferred stock                              334              0
Paid in capital                        2,050,405      1,585,295
Accumulated deficit                   (4,846,867)    (2,162,011)
Non-controlling interest                   1,864          1,640
Treasury stock, at cost                  (72,690)             0
                                    ------------    -----------
Total Stockholders' Deficit           (2,865,248)      (573,499)
                                    ------------    -----------
Total Liabilities and
  Stockholders' Deficit            $   3,020,338   $  3,390,556
                                    ============    ===========

See Notes to Consolidated Financial Statements.


RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000



                                             2000       1999      1998
                                           --------   --------  --------
REVENUES                                  $ 316,595  $   5,164 $       0

COST OF REVENUES                            309,873          0         0
                                           --------   --------  --------
GROSS PROFIT                                  6,722      5,164         0
                                           --------   --------  --------

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs                          607,774    320,522    17,889
   Personnel costs                        1,147,513    233,190         0
   Legal and professional fees              197,298    183,566         0
   Write off uncollectible advance          200,524          0         0
   Depreciation and amortization            102,064     13,487         0
                                          ---------   --------  --------
Total General and Administrative
  Expenses                                2,255,173    750,765    17,889
                                          ---------   --------  --------

LOSS FROM OPERATIONS                     (2,248,451)   (745,601)  (17,889)
                                          ---------   --------  --------

OTHER INCOME (EXPENSE)
   Interest income                           60,657     21,697         0
   Interest expense                        (305,946)   (26,779)  (12,500)
   Other                                      2,715    (18,605)        0
   Start up costs                           (99,133)         0         0
   Equity in loss of
     e-Data Alliance Corp.                  (67,557)         0         0
                                           --------   --------  --------
Total Other Income (Expense)               (409,264)   (23,687)  (12,500)
                                           --------   --------  --------

LOSS BEFORE INCOME TAX                   (2,657,715)  (769,288)  (30,389)

PROVISION FOR INCOME TAX                          0          0         0
                                          ---------   --------  --------

NET LOSS                                $(2,657,715) $(769,288)$ (30,389)
                                          =========   ========  ========


LOSS PER SHARE                           $    (1.64) $   (0.66)$   (0.14)
                                          =========   ========  ========


See Notes to Consolidated Financial Statements.





RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE YEARS ENDED DECEMBER 31, 2000



                            |  Common      Preferred     Paid In      Accumulated       Non-control       Treasury
                    SHARES  |  Stock         Stock       Capital        Deficit           Interest         Stock         TOTAL
                   -------- | ----------   ---------   -----------   --------------   ---------------   -----------   ----------
                            |
                            |
BALANCE,                    |
January 1, 1998   4,269,528 |$     4,270   $       0 $   1,196,745  $    (1,817,808) $              0  $          0  $  (616,793)
                            |
Net loss -- 1998            |
  operations                |                                               (30,389)                                     (30,389)
                   -------- | ----------   ---------   -----------   --------------   ---------------   -----------   ----------
BALANCE,                    |
December 31, 1998 4,269,528 |      4,270           0     1,196,745       (1,848,197)                0             0     (647,182)
                            |
Private placement           |
  offering       13,719,817 |     13,720                    53,635                                                        67,355
Debentures                  |
  converted                 |
  to stock          123,900 |        124                    31,226                                                        31,350
Notes payable               |
  converted to              |
  stock              17,750 |         18                   177,482                                                       177,500
Stock issued for            |
  services        5,070,817 |      5,071                    28,741                                                        33,812
Stock issuance              |
  costs                     |                              (30,000)                                                      (30,000)
Reverse split               |
  (1 share for              |
   20 shares)   (21,968,596)|    (21,969)                   21,969                                                             0
Shares issued to            |
  acquire                   |
  subsidiaries      343,360 |        343                   105,497                                                       105,840
Spin-off Unique             |
  Ideas, Inc.               |                                               455,474                                      455,474
Net loss --                 |
  1999 Operations           |                                              (769,288)            1,640                   (767,648)
                   -------- | ----------   ---------   -----------   --------------   ---------------   -----------   ----------
                            |
BALANCE,                    |
December 31, 1999 1,576,576 |      1,577           0     1,585,295       (2,162,011)            1,640             0     (573,499)
                            |
Sell preferred stock        |
  in subsidiary             |                    334       417,266                                                       417,600
Stock options               |
  exercised          89,495 |         89                    22,284                                                        22,373
Shares issued as            |
  performance bonus  25,000 |         25                    12,475                                                        12,500
Stock options issued        |
  for legal fees            |                               10,000                                                        10,000
Debentures converted  2,250 |          2                        (2)                                                            0
Additional shares           |
  in Framing Sys.    12,400 |         13                     3,087                                                         3,100
Net loss --                 |
  2000 Operations           |                                            (2,656,151)              224                 (2,655,927)
Repurchase                  |
  19,650 shares             |                                                                               (72,690)     (72,690)
Deemed preferred            |
  dividends                 |                                               (28,705)                                     (28,705)
                   -------- | ----------   ---------   -----------   --------------   ---------------   -----------   ----------
                            |
BALANCE,                    |
  December 31,              |
  2000            1,705,721 | $    1,706  $      334  $  2,050,405  $    (4,846,867) $          1,864   $   (72,690)  $(2,865,248)
                  ========= | ==========   =========   ===========   ==============   ===============    ==========    ==========






See Notes to Consolidated Financial Statements.







RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000



                                          2000         1999        1998
                                        ---------   ---------    ---------
CASH FROM OPERATING ACTIVITIES
  Net Loss                           $(2,657,715)  $ (769,288)  $  (30,389)
  Add (deduct) non cash
  items affecting net loss -
     Depreciation and amortization       117,230       13,487        6,302
     Compensation for services
       paid with stock & options          22,500       33,812            0
     Interest accrued but not paid       305,946            0            0
     Interest on advances
       accrued not collected             (61,173)           0            0
     Write off of unrecoverable
       advance to start-up               200,524            0            0
     Equity in losses of investee         67,557            0            0
     Loss on spin-off of subsidiary            0       31,350            0
     Increase in accounts receivable     (30,321)           0            0
     Increase in other assets            (13,621)      (5,000)           0
     Increase in accounts payable       (535,094)      47,699            0
     Increase in accrued expenses        194,932       31,666       22,203
                                       ---------    ---------    ---------
   Net Cash Used By
      Operating Activities            (1,319,047)    (616,274)      (1,884)
                                       ---------    ---------    ---------

CASH USED BY INVESTING ACTIVITIES
     Purchase equipment                 (217,216)     (76,582)           0
     Proceeds from sale of equipment      53,071            0            0
     Advances to operating
       and start-up entities            (521,460)  (1,584,044)           0
     Collect advances from
       operating and start-up entities   446,039            0            0
     Purchase 50% interest in
       e-Data Alliance Corp.                   0     (200,000)           0
     Payments for intangibles            (47,675)     (15,000)           0
                                       ---------    ---------    ---------
   Net Cash Used by
     Investing Activities               (287,241)  (1,875,626)           0
                                       ---------    ---------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES
     Borrowings                          959,121    3,392,949            0
     Repayments                         (102,267)    (548,333)           0
     Proceeds from selling shares
       of common and preferred stock     439,973       67,355            0
     Payment of stock issuance costs           0      (30,000)           0
     Purchase treasury stock             (72,690)           0            0
                                       ---------    ---------    ---------
   Net Cash Provided by
     Financing Activities              1,224,137    2,881,971            0
                                       ---------    ---------    ---------

NET CHANGE IN CASH                      (382,151)     390,071       (1,884)
CASH, beginning of year                  390,071            0        1,884
                                       ---------    ---------    ---------
CASH, end of year                     $    7,920   $  390,071   $        0
                                       =========    =========    =========




See Notes to Consolidated Financial Statements.






RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  - NATURE OF OPERATIONS

Rhino Enterprises Group, Inc. was formerly known as Unique
Fashions, Inc. (a Nevada corporation) that had been dormant for three years. On April 30, 1999, Unique Fashions, Inc. effected a one-for-twenty (1 for 20) reverse stock split of its common stock, changed its name to Rhino Enterprises Group, Inc., and began to operate again. We now function in two business segments business incubation and eye care. Our business incubation activities include providing management, consulting services, and financing to assist both start-up and emerging or developing entities as well as established operating enterprises to avail themselves of various growth opportunities. Our eye care segment is positioning itself to be a leading provider of affordable laser eye surgical procedures. In addition, we intend to develop our web site - www.Eyesite.com - to provide information, products and services related to vision correction and eye care. See further discussion in Note S - Business Segments. We are highly leveraged and have accumulated a considerable deficit from operations. Our ability to repay our indebtedness and related interest charges is dependent on our ability to obtain additional working capital. See Note O for further discussion of our liquidity and capital resources.







RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Rhino Enterprises Group, Inc. and our wholly-owned subsidiary
Executive Assistance, Inc., our 90%-owned subsidiary -
Eyesite.com, Inc,  and our 68% - owned subsidiary,  Framing
Systems, Inc. Significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation of the consolidated financial statements.

Accounting Estimates

The preparation of consolidated financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could differ from those estimates.

Allowance for Uncollectible Accounts Receivable

We believe that an allowance for uncollectible accounts receivable was not necessary at December 31, 2000 and 1999.

Inventory

Inventory consists of medical supplies and is recorded at cost.

Property, Plant and Equipment

Fixed assets are recorded at cost and depreciated over their estimated useful lives, which range from three to ten years, using the straight-line method.




RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Investment in e-Data Alliance Corp.

We account for our 50%-owned investee, e-Data Alliance Corp. ("e-
Data") using the equity method of accounting. We record our share of e-Data's income or loss and either increase or decrease our investment in e-Data accordingly.

Intangible Assets

Intangible assets consist of certain proprietary knowledge and an internet web-site domain totaling $287,439 and are being amortized over 3 years.

Goodwill

Goodwill represents the excess purchase price over the fair
market value of net assets acquired of Executive Assistance, Inc.
and Framing Systems, Inc. totaling $103,769 (See Note C below).
Goodwill is being amortized on a straight-line basis over  15 years.  Accumulated amortization of intangibles and goodwill was
$103,322 and $9,445 as of December 31, 2000 and 1999,
respectively.  Amortization expense of intangibles and goodwill is shown below -
                                     2000       1999      1998
                                   --------   --------  --------

     Intangibles                    $86,958   $ 6,667   $   -0-

     Goodwill                         6,918     2,778     6,302


Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS No. 121 which requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We have not recorded any impairment charges as of the date of these consolidated financial statements.



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Tax Accounting

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent future tax consequences of those temporary differences.

Revenue Recognition

We enter into informal agreements to provide management, consulting services and other financial assistance to operating companies and start-up entities. Typical agreements call for either a flat monthly fee or hourly rates plus reimbursement of out-of-pocket expenses. Revenues from such agreements are recognized as services are provided. Our web-hosting services are billed on a monthly basis and revenues recognized accordingly; while web site design revenues are recognized as the services are performed. Fees from Lasik surgeries are recorded when the procedure is performed.

In 1999, the staff of the SEC issued Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which presents some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. We adopted SAB 101 in 2000 and believe that the accompanying consolidated financial statements comply with the provisions of SAB 101.

Comprehensive Income

We have no components of "other comprehensive income" as defined by SFAS No. 130.

Advertising

We expense advertising ($170,039 in 2000, $4,773 in 1999, and $-
0- in 1998) as it is incurred.




RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  (continued)

Stock-based Compensation

We have elected to follow APB Opinion No. 25, Accounting for
Stock Issued to Employees in accounting for our employee stock options. Under APB No. 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized. See
Note Q regarding pro forma net loss per common share information as required by the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. We account for stock-based awards issued to non-employees in accordance with the fair value method of SFAS No.123 and Emerging
Issues Task Force Issue No. 96-18. Consequently, we measure the cost of such awards based on the estimated fair market value of the stock awards using the Black-Scholes option-pricing model.

Loss Per Share

Loss per share was computed using the weighted monthly average number of common shares outstanding during the periods, and the anti-dilutive effect of stock options discussed in Note I below was excluded.

NOTE C  - ACQUISITION AND FORMATION OF SUBSIDIARIES

Executive Assistance, Inc.

On November 11, 1999, we acquired Executive Assistance, Inc., which is engaged in the business of providing various administrative functions to small businesses. We exchanged
80,000 shares of our restricted common stock for all of the outstanding common shares (4,000,000 shares) of Executive
Assistance, Inc. The acquisition was accounted for as a purchase. The fair value of the transaction was $40,000, which was based on the market price of our common stock on the date of the acquisition. Tangible assets consisted of cash of approximately $1,200 with liabilities of $3,685 resulting in goodwill of $42,485 which is being amortized over a period of 15 years.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C   ACQUISITION AND FORMATION OF SUBSIDIARIES, continued

The results of operations of Executive Assistance, Inc. were included in the 1999 consolidated  statement of operations from the date of acquisition.  On a separate company basis, Executive
Assistance, Inc. reported revenues of $ -0- resulting in a net loss of $3,555 for the year ended December 31, 1998;  and
revenues of $4,759 resulting in a net loss of $2,929 for the ten
months and 11 days ended November 11, 1999.   During 2000,
Executive Assistance, Inc had no significant operating
activities.


Eyesite.com, Inc.

On November 24, 1999, we paid $2,000 for 100% of the founder's stock of Eyesite.com, Inc., a Delaware corporation, which was formed on October 31, 1999. On December 22, 1999, Eyesite.com,
Inc. purchased a registered and partially-constructed web site
(www.Eyesite.com) from Dr. Gary Edwards for $50,000 using a seller-financed note. See Note H below.

Eyesite.com, Inc. has three business strategies - (1) to establish laser centers that provide affordable laser surgical eye procedures; (2) to develop their web site - Eyesite.com - to provide information, products and services related to vision correction and eye care; and (3) to select and recruit a limited number of private practice eye care professionals each in a major metropolitan area to become licensees.

On December 22, 1999, we entered into a consulting contract with Dr. Gary Edwards to maintain and enhance the web site. Among other things, the agreement provided for 36 monthly payments of $7,000 representing 35 hours per month at $200 per hour for Dr.
Edwards services. As an inducement to enter into the web-site consulting services agreement, we agreed to issue 500,000 shares of Eyesite.com, Inc.'s common stock to Dr. Edwards after completion of the first five months of the contract. As of June
30, 2000, the performance obligation had been satisfied and 500,000 shares (representing 10% of Eyesite.com, Inc.'s outstanding common stock) were issued to Dr. Edwards resulting in compensation expense of $1,000.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C   ACQUISITION AND FORMATION OF SUBSIDIARIES, continued

Framing Systems, Inc.

On May 13, 1999, we acquired Framing Systems, Inc.   a start-up
enterprise that plans to develop a commercial software package for use in the custom picture framing industry.  We exchanged
263,360 restricted shares of our common stock for 6,584,000 of the outstanding common shares of Framing Systems, Inc. resulting in an ownership position of 65%.  The acquisition was accounted for as a purchase with a fair value of $65,840, based on the market price of our common stock on the day that the transaction was completed.  The estimated fair value of tangible assets was
$7,655 leaving goodwill in the amount of $58,185 which is being amortized over 15 years.  The results of operations of Framing
Systems, Inc. were included in the 1999 consolidated statement of operations from the date of acquisition.

On a separate company basis, Framing Systems, Inc. reported revenues of $ -0- and a net loss of $10,208 for the year ended
December 31, 1998; revenues were $ -0- resulting in a net loss of $1,276 for the four months and 13 days ended May 13, 1999.

During 2000, we exchanged 12,400 restricted common shares with certain shareholders of Framing Systems, Inc. at a fair value of $3,100, which now gives us a 68% ownership position in this subsidiary. Framing Systems, Inc. was dormant during 2000, having no operations.

The following table reflects the pro forma results of operations as though the acquisitions of Framing Systems, Inc. and Executive
Assistance, Inc. had been consummated on January 1, 1998.

                                               1999       1998
                                             --------    -------
     Net Sales                              $   9,922   $   -0-
     Loss from operations                    (753,741)   (31,652)
     Net loss                                (777,427)   (44,152)
     Loss per share                         $(   0.58)  $(   .21)


The above amounts reflect adjustments for amortization of goodwill arising in consolidation.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - CONVERTIBLE DEBENTURES OF FORMER SUBSIDIARY

During 1995 and 1996, our former subsidiary Unique Ideas, Inc.
raised $1,379,916 of working capital by issuing short-term convertible debentures bearing interest at 10%. These instruments were originally expected to be repaid within six months of issue. However, due to continuing cash constraints, no repayments were ever made. The principal amount (not including interest) of these debentures were convertible into shares of our common stock at exchange rates ranging from $0.10 to $1.00 per share until December 31, 1999, at which time the conversion feature expired.

As of December 31, 1999, $1,183,812 of debentures had been
converted to common stock.  During 1999,  $92,500 of debentures were surrendered for conversion resulting in issuance of 123,900
restricted shares of the Company's common stock.   Early in 2000,
our Board of Directors approved an extension of time until
December 31, 2000, for the remaining debenture holders to convert their instruments into our restricted common stock.  At December
31, 1999, there were 30 debenture holders representing $196,104 who could ultimately elect to convert their debentures that would result in the issuance of 19,610 shares of the Company's
restricted common stock.

During 2000, debentures totaling $30,000 were surrendered for conversion resulting in the issuance of 2,250 shares of our restricted common stock. Our Board of Directors has decided not to extend the offer to convert beyond the December 31, 2000.


NOTE E - INVESTMENT IN e-DATA ALLIANCE CORP.

On December 17, 1999, we acquired (for $200,000 cash)  50% of the outstanding shares of e-Data Alliance Corp. ("e-Data"), a Texas corporation, which provides web hosting, off-site data storage, and web site design and data base services.  The data servers operated by e-Data are located in premium telecommunications
facilities in Dallas.   Prior to acquisition,  e-Data had
revenues of $15,000 (an inter-segment sale to Eyesite.com, Inc.
in connection with the development of their web site)  resulting in net income of $2,553 for the eleven months ended November 30,
1999.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E   INVESTMENT IN e-DATA ALLIANCE, CORP., continued


Un-audited condensed financial information of e-Data for the two years ended December 31, 2000 and 1999 follows:


        Balance Sheets                      2000         1999
---------------------------------        ---------    ---------

   Cash                                  $  15,836    $ 153,319
   Receivables                              15,087       21,160
   Other current assets                          0        5,496
                                         ---------    ---------

      Total Current Assets                  30,923      179,975

   Property, plant and equipment, net       43,963       44,892
                                         ---------    ---------
         Total Assets                    $  74,886    $ 224,867
                                         =========    =========


   Current Liabilities                   $       0    $  14,742

   Stockholders' Equity                     74,886      210,125
                                          --------     --------
         Total Liabilities and
         Stockholder's Equity            $  74,886    $ 224,867
                                         =========    =========


     Statements of Income
-------------------------------------

   Revenues                              $  39,890    $  29,252
   Operating Expenses                      169,633       29,127
                                         ---------    ---------
             Net Income (Loss)           $(129,743)   $     125
                                         =========    =========



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E   INVESTMENT IN e-DATA ALLIANCE CORP., continued

Among other things, the acquisition agreement with e-DATA provides that we place contracts with various media marketing enterprises to purchase $800,000 of advertising in various media.
We would be billed monthly for any advertising placed by the marketing company. Such obligations would be treated under standard commercial terms of net 30 days. The marketing entity along with members of our staff would jointly determine the nature and mix of advertising. During 2000, initial discussions regarding a marketing campaign began with a media company.


NOTE F-  ADVANCES TO OPERATING AND START-UP ENTITIES

As a vital part of our strategic role as a business incubator, we advance funds to established operating entities and start-up or emerging enterprises under the terms of a financing arrangement which typically provides for recoupment in one of three forms -

    (1) Our primary preference is to convert all or a significant portion of the outstanding advances into an equity position in lieu of receiving cash.

    (2) Cash representing the return of all advances plus an amount for the time value of money. The repayment of any advances usually is scheduled for a period of three to five years in the future.

    (3) Repayment of any advances is accelerated if the entity obtains cash infusions from public sources.

The following summarizes outstanding advances  -

                                              2000       1999
                                           ---------   --------
Advances to operating enterprises -

   Energy Systems Solutions, Inc.         $  329,691  $ 179,015
   Teman Electrical Contractors, Inc.        318,766    342,884
   Memorabilia and Antiquities, Inc.          19,793    365,051
   Sarwin Family, LLC                        138,164    144,560


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F   ADVANCES TO OPERATING AND START-UP ENTITIES, continued


   R and R Foods, Inc.                         6,000          0
   Eyemakers, Inc.                           182,211    109,894
                                           ---------  ---------
                                             994,625  1,141,404
                                           ---------  ---------
Advances to start-up entities -

   Emerging Pharmacy Solutions, Inc.         335,000    252,849
   Legend Security, Inc.                      16,130          0
   Target Marketing International, Inc.       48,218          0
   Historic Inns of America, Inc.              3,398          0
   Canton Auction House, Inc.                 38,628          0
   Swan River Corporation                     50,000          0
   Real Talk Network, Inc.                         0    100,466
                                           ---------  ---------
                                             491,374    353,315
                                           ---------  ---------
Other unsecured advances -

   Stockholders                                    0     55,210
                                           ---------  ---------

       Total Advances                     $1,485,999 $1,549,929
                                           =========  =========


Advances are generally due in periods ranging from 3 to 5 years, bear interest at 6% and are unsecured. The totals shown above includes approximately $60,000 of accrued interest. We require entities to which we advance funds to sign a financing agreement
(described above) so as to protect our investment.

As part of our ongoing business strategy, we continue to seek investment opportunities which complement our existing portfolio.
Operating decisions for the various entities are made by the managers of those business entities. Our Board of Directors makes investment decisions and all other capital resource allocations. The boards of each enterprise to which we advance funds make similar decisions for their entities.



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE G  - STOCKHOLDERS' DEFICIT

Capital Structure

We are authorized to issue 25,000,000 shares of common stock with a par value of $0.001 per share.

Our subsidiary, Eyesite.com, Inc. is authorized to issue
5,000,000 shares of convertible, cumulative preferred stock,
$0.002 par value, of which 1,000,000 shares have been designated as 14% Cumulative Convertible Preferred Stock, Series A by
Eyesite.com, Inc.'s Certificate of Designation, a copy of which is attached as Exhibit 14.1.  The Series A preferred shares are convertible at anytime six months after issuance into one share of Eyesite.com, Inc.'s common stock, including all accrued and
unpaid dividends.   The conversion price is $2.50 per share.
Further, at Eyesite.com, Inc.'s option, the Series A preferred shares are convertible at any time after six months from
issuance, upon 30 days notice, in whole or part, at $2.50 per share.  Finally, if the "ask" price of Eyesite.com, Inc.'s common stock as quoted on the OTC Bulletin Board or other exchange ever meets or exceeds $3.25 per share for ten consecutive trading days, then each outstanding share of Series A preferred stock is mandatorily convertible into one share of Eyesite.com, Inc.'s common stock, including all accrued and unpaid dividends at $2.50 per share.

On March 31, 2000, we filed a Form 10-SB, pursuant to Section
12(b) of the Securities Act of 1934, as amended, which was subsequently declared effective by the SEC on April 10, 2000.
Our stock began trading on the over-the-counter bulletin board under the symbol "RHNO".

Issuance of Preferred Stock

In the period from June through September, 2000, our subsidiary
Eyesite.com, Inc. issued 167,040 shares of the 14% Cumulative,
Convertible Preferred Stock, Series A, resulting in proceeds to
Eyesite.com, Inc. of $417,600.





RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G  - STOCKHOLDERS' DEFICIT, continued

Issuances of Common Stock

On March 30, 1999, we authorized a securities offering of up to
15,000,000 shares of common stock at an offering price of $.005 per share, on a best efforts basis pursuant to an exemption from registration with the Securities and Exchange Commission provided by Rule 504 of Regulation D and Section 3(b) of the Securities
Act of 1933, and pursuant to exemptions from registration in the various states in which the securities were offered.  $67,355 was raised from this offering and 13,719,817 (685,991 post-reverse
split) shares were issued.   We incurred offering costs of
$30,000 which were netted against the proceeds and recorded as reduction of paid in capital.

On April 30, 1999, we issued 250,000 shares to certain non-
employee shareholders as compensation for various professional
services rendered to the Company.   An expense of $4,950 was
recorded.  In November, 1999, we issued 69,817 shares to a non-
employee stockholder and officer of the Company as payment for certain accounting and tax services that were rendered when this stockholder was only a director.  An expense of $28,625 was
recorded, which reflected the fair value of the services
rendered.

In October, 2000, we issued 25,000 shares to our chief executive officer as a performance bonus for completing a registration statement (Form 10-SB) that was approved by the Securities and Exchange Commission in August and recognized compensation expense of $12,500.

During 2000, we issued 2,250 shares of common stock in conversion of $30,000 of debentures. See Note D for further discussion.

During 2000, we issued 12,400 shares of common stock to acquire an additional 3% ownership in Framing Systems, Inc. See Note C for further discussion.

During 2000, certain officers and directors exercised 89,495 of their options (See Note Q) which resulted in cash proceeds of $22,373.



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE G   STOCKHOLDERS' DEFICIT, continued

Treasury Stock

During the first quarter of 2000, we purchased 19,650 shares of our outstanding common shares at an average price of $3.70


NOTE H - NOTES PAYABLE
                                             2000        1999
                                           ---------   ---------
Note payable to Digital Information &
Virtual Access, Inc., 6% interest,
unsecured, including accrued and unpaid
interest of $14,341. Note is due
on demand                                 $1,029,888  $1,041,069

Notes payable to Southern Leasing, Inc.,
8% interest, unsecured, due on demand        136,480           0

Notes payable to Net.Return, Inc. 10%
interest, unsecured.  Notes are due
during 2001                                2,507,000   2,000,000

Note payable to Dr. Gary Edwards, 10%
interest, secured by certain intellectual
property and license rights.  Due in
five monthly installments of $8,333                0      41,667

Note payable to Hart-Prince Group, Inc.,
8% interest, unsecured, due on demand         25,000           0

Notes payable to Southern Leasing, Inc.,
interest ranging from 8% to 10%, due
during 2001                                  163,200           0

Note payable to The Strateia Group, Inc.,
interest at 10%, unsecured and due on
demand                                        78,022           0
                                           ---------   ---------
       Total Indebtedness                 $3,939,590  $3,082,736
                                           =========   =========



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I -- LOSS PER SHARE

The following table summarizes the amounts used to calculate the loss per share as reported in the accompanying consolidated statement of income.

                              For  the Years Ended December 31
                              ----------------------------------
                                 2000         1999       1998
                              ----------   ---------   ---------

Net Loss                      $2,657,715   $ 769,288   $  30,389

Add - deemed preferred
  stock dividend                  28,705           0           0
                               ---------   ---------   ---------

Loss applicable to
  common stockholders         $2,686,420   $ 769,288   $  30,389
                               =========   =========    ========

Weighted average number of
  shares outstanding           1,634,687   1,168,403     213,476
                               =========   =========     =======


Loss per Share                    $(1.64)     $(0.66)     $(0.14)
                               =========   =========     =======


NOTE J  - LEASE COMMITMENTS

We operate in sub-leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of our shareholders. Rent expense was $77,075 for 2000, $43,894 for 1999 and $-0- for 1998. We have also agreed to reimburse our landlord for overhead expenses such as telephone, utilities, etc.
based on the square-footage occupied. Our arrangement calls for monthly billings. Management believes that the allocation method used for overhead reimbursements is reasonable.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J   LEASE COMMITMENTS, continued

Our Dallas Eyesite Laser Center, which opened July 1, 2000, operates in facilities leased from an unrelated third party.
Rent expense was $29,242. The lease term is three years.

In connection with the opening of our Dallas Eyesite Laser
Center, we entered into an operating lease agreement for the
surgical laser device which performs the eye surgery.   The terms
of the lease provide for payments of $225 per procedure with a base minimum of 70 procedures per month for the first year
($15,750 per month).   The base minimum number of procedures per
month for the second and third years are negotiable.   The
amounts shown below represent our minimum lease obligations
through the terms of our existing leases.

     December 31, 2001                          $350,552
     December 31, 2002                           683,698
     December 31, 2003                           456,999


NOTE K  - NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                  2000       1999       1998
                                ---------  ---------  ---------

Spin-off of Unique Ideas, Inc.   $    -0-   $455,474   $   -0-
Debt converted to common stock        -0-    177,500      7,500
Debentures converted
  to common stock                  30,000     92,500     30,000
Intangibles/goodwill acquired
  with stock                        3,100    225,000        -0-
Prepaid marketing costs               -0-    800,000        -0-


NOTE L    INCOME TAX

We have tax net operating loss carry-forwards of approximately
$950,000 which expire, if not used, starting in 2010. Deferred tax assets of approximately $320,000 have been fully allowed for, since we believe that it is not "more likely than not" that these tax benefits will ever be realized.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE M - CONCENTRATIONS OF CREDIT RISK

We maintain cash balances with several financial institutions, including a money market account with a national brokerage house.
At December 31, 1999, we had $188,348 of collected funds on deposit with one bank in excess of the Federally insured limit of $100,000. On occasion during 2000, our collected funds exceeded the Federally insured limit.


NOTE N - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2000 and 1999
consisted of the following -
                                             2000       1999
                                           --------   --------

Equipment                                 $ 133,549  $  47,270
Furniture and fixtures                       63,871      7,500
Automobiles                                       0     32,900
Leasehold improvements                       54,082          0
                                           --------   --------
                                            251,502     87,670
Less - accumulated depreciation             (28,705)  (  7,453)
                                           --------   --------

Net property, plant and equipment         $ 222,797  $  80,217
                                           --------   --------

Depreciation expense for was $23,353; $5,136; and $ -0- for the
years ended December 31, 2000, 1999 and 1998, respectively.   In
2000, $15,166 of depreciation was included in "cost of revenues".


NOTE O - LIQUIDITY AND CAPITAL RESOURCES

Since restarting operations in 1999, we have incurred losses and accumulated a deficit of approximately $4,850,000. In addition, we have approximately $5,100,000 of current liabilities against approximately $75,000 of current assets.



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE O   LIQUIDITY AND CAPITAL RESOURCES, continued

We have been able to obtain long term capital resources through private placement offerings of our common and preferred stock, and to arrange for short term liquidity by issuing notes payable.
However, there can be no assurance that we may not continue to experience liquidity problems or be successful in obtaining sufficient working capital on a timely basis in the future.
Subsequent to year end, we significantly reduced our payroll and overhead costs. We anticipate that we will have to continue to sell common and preferred stock and borrow additional funds to provide sufficient working capital to fund operations during 2001.


NOTE P -- RELATED PARTY TRANSACTIONS

The following summarizes the transactions with related parties during 2000 -

Memorabilia and Antiquities, Inc. ("M&A") is a corporation owned by our chief executive officer, who owns 11.6% of our outstanding
common stock.   M&A owed us $365,051 at the beginning of the year
for advances made to them during 1999.  During 2000, M&A received additional advances of $84,250 and repaid $429,508 leaving an outstanding balance due us of $19,793.

Media Star Productions, Inc. ("MEDIA") is an entity whose CEO is also the CEO of The Strateia Group, Inc., and which owns 6.3% of our outstanding common stock.  During the fourth quarter of 2000,
MEDIA paid us $110,000 (in advance) for certain information
technology services which will be recognized into our income at the rate of $8,000 per month beginning November, 2000.  In
addition, due to our cash constraints, MEDIA advanced funds to
our payroll processing vendor in the amount of $45,586.   Thus,
at year end, we have a net liability of $139,586 to MEDIA,
consisting of unearned income of $94,000 and the obligation to reimburse MEDIA for funding our payroll requirements.  Subsequent to December 31, 2000, MEDIA  advanced an additional $80,000 in fees for future services to be provided by us to them.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P   RELATED PARTY TRANSACTIONS, continued

The Strateia Group, Inc. ("Strateia") is one of our shareholders
with a 6.3% ownership position.  As mentioned in Note J   Lease
Commitments, we sub-lease office facilities from them.  During
2000, we paid rent expense of $77,952 and overhead expenses of
$27,904.  At December 31, 1999, we owed Strateia $5,962 (included in accounts payable). During 2000, Strateia advanced us $105,000 and we paid them back $8,212.  As a result, we have an
outstanding balance of $102,750 due to Strateia at December 31,
2000, of which $78,022 is a note payable and the remainder in included in accounts payable.  Subsequent to December 31, 2000,
Strateia advanced us an additional $37,000.

Digital Information and Virtual Access, Inc.  ("DIVA") is an
entity whose CEO is also the CEO of The Strateia Group, Inc.
mentioned above.  At the end of 1999, we owed DIVA $1,041,069 which included $14,341 of accrued interest on a one year note due
at December 31, 2000.  (See Note H above)   During 2000, DIVA
advanced us $200,000 and we funded $250,000 back to DIVA.  In the early part of 2000, certain of our personnel received paychecks from DIVA in the amount of $130,847; while we paid part of the salary of one DIVA employee in the amount of $15,390.  In
addition, we had  $62,297 of expense charge-backs to DIVA.  We also accrued interest on the outstanding obligation to DIVA
during 2000 in the amount of $41,257.  Our eye-care segment
contracted for and used advertising space in a magazine published
by one of DIVA's subsidiaries.   However, the cost of this
service ($10,478) has not yet been paid.  Therefore, at December
31, 2000, we have a total obligation to DIVA amounting to
$1,085,486, including accrued interest of $55,598.


NOTE Q  --  STOCK OPTIONS

During 1999, we executed employment contracts with our president and our chief operating officer which provided, among other things, for the payment of base salary, car allowance, life insurance premiums, and non-qualified stock options (granted
October 27, 1999) to purchase 250,000 shares of common stock at $.25 per share. The fair value of the common stock on the grant date was $0.25. The options vest monthly over 5 years.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q    STOCK OPTIONS, continued

Certain key employees and two directors were also granted similar non-qualified stock options on October 27, 1999, to purchase
452,500 shares of Rhino's common stock at $.25 per share. The options vest ratably over the next 60 months. The fair value of the common stock on the date of grant was $0.25. No compensation expense was recorded for these stock options since we elected to account for them under APB No. 25. At December 31, 1999, none of these options had been exercised nor had any of them lapsed.

On October 1, 2000, we granted 75,000 options to our chief operating officer and a key employee as performance bonuses. The fair value of the stock on the date of grant was $0.875 per share. The options vested upon grant and expire in 5 years. On that same day, we also granted 100,000 options to two of our attorneys for their assistance in successfully filing the Form
10-SB mentioned above. We accounted for this award ($10,000) as compensation expense under SFAS No. 123 since these two persons are not our employees. These options vested immediately and expire in five years. At December 31, 2000, none of these options had been exercised. The following table summarizes activity related to our outstanding stock options:

                                                  No. of Options
                                                  --------------
     Balance at December 31, 1997                              0
          Granted                                              0
          Exercised                                            0
          Expired                                              0
                                                  --------------
     Balance at December 31, 1998                              0
          Granted                                        952,500
          Exercised                                            0
          Expired                                              0
                                                  --------------
     Balance at December 31, 1999                        952,500
          Granted                                        175,000
          Exercised                                     ( 89,495)
          Expired                                       (373,332)
                                                  --------------
     Balance at December 31, 2000                        664,673
                                                  ==============



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE Q   STOCK OPTIONS, continued

At December 31, 2000, exercisable options outstanding are as follows -

          Range of Exercise Prices        Number Exercisable
          ------------------------        ------------------
          Granted at $0.25 per share            104,395
          Granted at $0.50 per share            175,000
                                                -------
                                                279,395
                                                -------

The terms of options to purchase shares of our common stock are summarized below -

                                                             Option Price
                                                         --------------------
                                             Weighted
                                              Average
                                 Number     Contractual  Weighted
Range of Exercise Prices        Granted        Life       Average      Total
------------------------       ---------    -----------  ----------   -------

Granted at market
  value   $0.50                    489,673     5.0 years     $0.25     $122,418

Granted at market
  value   $0.25                  175,000     5.0 years     $0.50       87,500
                                 -------                   -----      -------
                                 664,673                   $0.32     $209,918
                           ======                ====     ======


Options granted during 1999 had an exercise price equal to the market value of the underlying common stock. Options granted during 2000 have an exercise price less than the fair market of the underlying common stock. Had compensation cost for our stock options been determined in accordance with SFAS No. 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE Q    STOCK OPTIONS, continued


                                    Year Ended December 31
                              ----------------------------------
                                 2000        1999        1998
                              ----------   ---------   ---------

Net loss reported, adjusted
  for deemed dividend        $(2,686,420) $ (769,288) $  (30,389)

Pro forma amount assuming
  SFAS No. 123               $(2,709,323) $ (771,193) $  (30,389)

Loss per common share
  as reported                $     (1.64) $    (0.66) $    (0.14)

Pro forma loss per share
  assuming SFAS No. 123      $     (1.66) $    (0.66) $    (0.14)


The fair value of options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes
option-pricing model.  The following assumptions were used for grants in 1999 and 2000 - dividend yield of 0%, volatility of 0%, risk-free interest rate estimated as 6%; estimated life of 5
years.   The estimated fair value of options granted to employees
in 1999 was $0.06 per share.   The estimated fair value of the
options granted during 2000 to employees was $0.875 per share, while the estimated fair value of options granted to non-
employees was $0.50 per share.  The model is based on historical stock prices and volatility, which, due to low volume of
transactions, may not be representative of future price
variances.


NOTE R  - QUARTERLY INFORMATION (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 -


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R    QUARTERLY INFORMATION (unaudited)


    2000             March           June            Sept             Dec             Year
---------------   -----------   -------------   -------------   --------------   --------------
Revenues         $      7,523  $       22,780  $      193,504  $        92,788  $       316,595
Gross profit            5,023           7,459          82,731          (88,491)           6,722
Net loss             (563,865)       (576,674)       (372,260)      (1,144,916)      (2,657,715)
Loss/share              (0.36)          (0.35)          (0.23)           (0.70)           (1.64)

    1999             March           June            Sept             Dec             Year
---------------   -----------   -------------   -------------   --------------   --------------

Revenues         $          0  $            0  $            0  $         5,164  $         5,164
Gross profit                0               0               0            5,164            5,164
Net loss                 (691)        (36,477)       (132,163)        (599,957)        (769,288)
Loss/share              (0.01)          (0.03)          (0.08)           (0.54)           (0.66)


NOTE S  - SEGMENT INFORMATION

We organize and manage our business in two reportable segments -
business incubation and eye care services.  The business
incubation segment includes the parent company, Rhino, its
subsidiaries Executive Assistance, Inc. and Framing Systems,
Inc., and its equity method investee, e-Data Alliance Corp.  This segment provides various forms of assistance (in the form of management, consulting services, and financing) to assist start-
up enterprises as well as established operating companies
position themselves for growth opportunities.   Segment revenues
consist of fees, overhead reimbursements, interest income on funds advanced in the form of short term notes, earnings of
subsidiaries and equity method investees.  Our eye care services segment represents the activities of our 90%-owned subsidiary
Eyesite.Com, Inc.   All operations, at present, are located
within the United States.  Revenues arise from sales primarily to unrelated third parties.

The accounting policies followed in presenting the segment
information are the same as those described in the summary of significant accounting policies included in our consolidated
financial statements.   A summary, by segment, of our significant
assets, liabilities, revenues and expenses is presented below for the years ended December 31, 2000, 1999 and 1998.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S    SEGMENT DATA, continued



Asset Information   2000          Incubator       Eye Care      Eliminations     Consolidated
=============================    ------------   ------------   --------------   --------------

Current Assets                  $     777,003  $      50,859  $      (736,885) $        90,977

Advances                            1,303,788        182,211                0        1,485,999

Investment in equity method
  investees                           132,443              0                0          132,443

Other long-lived assets             1,021,686        299,233          (10,000)       1,310,919
                                 ------------   ------------   --------------   --------------

Total Assets                    $   3,234,920  $     532,303  $      (746,885) $     3,020,338
                                 ============   ============   ==============   ==============


Profit and Loss Information   2000
==================================

Revenues from external
  customers                     $       4,888  $     231,707  $             0          316,595
Revenues from other
  operating segments                  116,529              0         (116,529)               0
Interest revenue                       45,046         15,611                0           60,657
Other income                            2,715              0                0            2,715
Cost of revenues                            0       (411,788)         101,915         (309,873)
Operating expenses                 (1,309,554       (857,169)          13,614       (2,153,109)
Interest expense                     (293,541)       (12,405)               0         (305,946)
Depreciation and amortization         (68,776)       (33,288)               0         (102,064)
Equity in losses of equity
  method investee                     (67,557)             0                0          (67,557)
Non-operating expenses                      0        (99,133)               0          (99,133)
                                 ------------   ------------   --------------   --------------

Net Loss                        $  (1,490,250) $  (1,166,465) $        (1,000) $    (2,657,715)
                                 ============   ============   ==============   ==============


Asset Information   1999           Incubator      Eye Care      Eliminations     Consolidated
=============================    ------------   ------------   --------------   --------------

Current Assets                  $     728,540  $           0  $      (299,354) $       429,186

Advances                            1,438,974        110,955                0        1,549,929

Investment in equity
   method investees                   200,000              0                0          200,000

Other long-lived assets             1,120,509        100,881           (9,950)       1,211,440
                                 ------------   ------------   --------------   --------------

     Total Assets               $   3,488,023  $     211,836  $      (309,304) $     3,390,555
                                 ============   ============   ==============   ==============



RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S   SEGMENT DATA, continued

Profit and Loss Information   1999
==================================

Revenues from external customers $      4,103  $       1,061  $             0  $         5,164
Revenues from other operating
  segments                                  0              0                0                0
Interest revenue                       16,467          5,230                0           21,697
Other income                           12,746              0                0           12,746
Spin off loss                         (31,350)             0                0          (31,350)
Operating expenses                   (549,726)      (187,553)               0         (737,279)
Interest expense                      (26,779)             0                0          (26,779)
Depreciation and amortization          (7,877)        (2,832)          (2,778)         (13,487)
                                 ------------   ------------   --------------   --------------

       Net Loss                 $    (582,416) $    (184,094)  $       (2,778) $      (769,288)
                                 ============   ============    =============   ==============


Asset Information   1998          Incubator       Eye Care      Eliminations     Consolidated
=============================    ------------   ------------   --------------   --------------
Current Assets, other than
   notes receivable            $      728,540  $           0  $      (299,354) $       429,186

Current Assets, other than
   notes receivable                         0              0                0                0

Receivables                                 0              0                0                0

Investment in equity method
  investees                                 0              0                0                0

Other long-lived
  assets (Goodwill)                         0              0           42,502           42,502
                                 ------------   ------------   --------------   --------------

     Total Assets               $           0  $           0  $        42,502  $        42,502
                                 ============   ============   ==============   ==============

Profit and Loss Information   1998
==================================

Revenues from external
  customers                     $            0  $           0  $             0 $              0
Revenues from other operating
  segments                                   0              0                0                0
Interest revenue                             0              0                0                0
Other income                                 0              0                0                0
Operating expenses                     (11,587)             0                0          (11,587)
Interest expense                       (12,500)             0                0          (12,500)
Income tax                                   0              0                0                0
Equity in net income of
  equity method investees                    0              0                0                0
Depreciation and amortization           (6,302)             0                0           (6,302)
                                  ------------   ------------   --------------   --------------
     Net Loss                    $     (30,389) $           0   $            0  $       (30,389)
                                  ============   ============   ==============   ==============




RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE T  - CONTINGENCY

As of the date of the auditor's report on these consolidated financial statements, several of the notes comprising our obligation to Net.Return, Inc. (See Note H - Indebtedness above) are past due. Efforts of management to renew, extend or renegotiate the terms and conditions of those notes have proved unsuccessful to date. It is uncertain as to the ultimate disposition of the notes payable to Net. Return, Inc.
Management is continuing with efforts to resolve this matter.


Item 9.  CHANGES AND IN DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.




PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                       Age     Positions
---------------------------------------------------------------

Robert W. Moehler          36      Director and President
Daniel H. Weaver           50      Director, Executive Vice
                                   President of Finance,
                                   Secretary and Treasurer
G.W. Flinn                 52      Director


Robert W. Moehler is President and Chairman of the Board of
Directors.  Mr. Moehler has been a director of the Company since
October, 1999. In December of 1999, he was re-elected as a director for a one year term. He is also a director of the Company's 90%-owned subsidiary, Eyesite.com, Inc., a Delaware corporation. Mr. Moehler has significant experience with start-up companies and industry consolidations. Mr. Moehler received an M.B.A. degree in Management in 1996 from Amber University in Dallas, Texas. He also received a B.B.A. degree in Finance in 1992 and a B.S. degree in Business Control Systems in 1987 from the University of North Texas in Denton, Texas. From 1987-1989 he served as a Staff Auditor for Western Union Telegraph Company,
Inc. From 1989-1992 he served in various capacities with The
Thompson Group, Inc. and Dedicated Care Holdings, Inc., a group of companies located in Dallas, Texas that were involved in providing long-term health care services, as well as numerous other medical-related services including therapy, lab and pharmacy. During his employment with these companies, he served as senior accountant from 1989-1990, controller from 1990-1991 and Treasurer from 1991-1992. Since 1992, Mr. Moehler has been self-employed, providing business consulting services as well as buying, selling and marketing sports memorabilia. Since November
1995, Mr. Moehler has served in varying capacities with MFC
Group, Inc., a Nevada organized company that provides business consulting services. From January 1994 to January 1997, Mr.
Moehler served as Secretary and Treasurer of The Strateia Group,
Inc., a business consulting firm located in Dallas that specializes in providing services to entrepreneurial businesses and start-ups. Since January 1997, Mr. Moehler has served as President of Memorabilia & Antiquities, Inc., a development stage company that sells and markets sports memorabilia, historical documents and ancient antiquities. From December 1997 to December
1998, Mr. Moehler was President of Enviro-Clean of America, Inc.
(OTCBB: EVCL) and oversaw the financing efforts, acquisition plan and its obtaining public status. From December 1998 until his resignation in May, 1999, Mr. Moehler continued to serve as Secretary/Treasurer and a member of the Board of Directors of EVCL. Since January 1999, Mr. Moehler has served as President,
Secretary, Treasurer and a director of Framing Systems, Inc., one of our majority owned subsidiaries. Since November, 1999 Mr.
Moehler has served as a director of Sharing Life Community
Outreach, a 501(c)(3) not for profit organization. He was named president of Rhino Enterprises Group, Inc. in October of 1999.


Daniel H. Weaver, CPA is the Executive Vice President of Finance,
Secretary/Treasurer and a Director. He has been a director of the Company since February of 1999. In December of 1999, Mr.
Weaver was re-elected to the board for a one year term. He received a Bachelor of Science from the United States Naval
Academy in 1972 and a Master of Business Administration from George Washington University in 1978. After service in the U.S.
Navy, Mr. Weaver worked for the U.S. House of Representatives in a staff position. He subsequently worked for the international accounting firm of Coopers & Lybrand and then served as the Treasurer and Chief Accounting Officer of a savings and loan association. From 1984 to 1997, he was an officer and shareholder in the accounting firm of Solana Kaufman & Weaver, P.C. He formed his own accounting firm, D.H. Weaver & Associates, in 1998. Mr.
Weaver was formerly an officer and director of both Digital
Information & Virtual Access, Inc. (OTCBB: DVTL), and Energy
System Solutions, Inc. (OTCBB: ESUL). In 2000, Mr. Weaver became a shareholder in the accounting firm of Bulloch, Seger, Weaver &
Company, P.L.L.C.

George W. Flinn first joined us in May 1999 as Vice President of
Human Resources and on May 1, 2000 accepted a similar position with and is currently employed by Digital Information & Virtual
Access, Inc.  A former Marine Lieutenant Colonel, he received a
Bachelor of Science Degree from the U.S. Naval Academy in 1971.
He has extensive experience in the areas of leadership, management, operations, human resources, process improvement and corporate communication. He served as an infantry officer from 1971-1991. Key responsibilities included: aide-de-camp to the


Commandant of the Marine Corps from 1976-1979; Commanding Officer of Marine Recruiting Station in Cincinnati, Ohio from 1983-1986;
and Commanding Officer of a 1,500 man Battalion Landing Team during Operation Desert Storm/Desert Shield. After leaving the
Marine Corps in December of 1991, he worked for eight years for Harris Chemical Group, a manufacturer of inorganic extractive minerals. His responsibilities were as Director of Human
Resources, Director of Quality/Communications and Director of
Corporate Communications supporting 3,500 employees at 31 sites on three continents. Mr. Flinn now serves on our Board of Directors.



Item 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation received by members of our executive management team for the last three fiscal years.

                 SUMMARY COMPENSATION TABLE <F1>


                                                                     Long Term Compensation
                                     Annual Compensation                     Awards
                             ---------------------------------    ----------------------------
Name and                                             Other                      Securities
Principal                                            Annual        Restricted    Underlying
Position           Year       Salary      Bonus      Comp.         Stock         Options
----------------------------------------------------------------------------------------------

Robert Moehler     2000       $81,757         -0-       -0-        $12,500           -0-
President          1999<F2>   $15,152     $15,000    $2,200<F3>        -0-       250,000<F4>

David Carl         2000         2,876         -0-       -0-            -0-           -0-
President          1999<F5>       -0-     $10,000    $4,000        $ 2,000       125,000<F6>

Gary Boone         2000<F7>       -0-         -0-       -0-            -0-           -0-
President          1999           -0-         -0-       -0-        $ 1,000           -0-
                   1998           -0-         -0-       -0-            -0-           -0-

David Young        2000<F11>  $77,801         -0-    $1,000            -0-        50,000<F8>
COO                1999       $24,686         -0-       -0-            -0-       250,000<F8>

Daniel Weaver      2000       $ 1,339         -0-       -0-            -0-           -0-
CFO                1999           -0-         -0-     5,500<F9>   $28,625<F9>    125,000<F10>


<F1> All columns which are inapplicable have been removed. All figures have been rounded to the nearest whole amount.

<F2> Mr. Moehler became president on October 26, 1999.

<F3> In April 1999, Mr. Moehler was paid $2,200 in consulting fees.


<F4> In 1999, Mr. Moehler was granted options to purchase 250,000 shares of common stock at $0.25 per share, which vest monthly
(beginning November 1, 1999) in fifty-nine equal increments of 4,166 shares and one final increment of 4,167 shares, that expire five years from the date of grant. Mr. Moehler has exercised
58,270 options and has the right to exercise 91,730 of his options within three years from the date of grant.

<F5> Mr. Carl was president of the Company from February 15, 1999 until October 26, 1999, when Mr. Moehler was appointed.

<F6> In 1999, Mr. Carl was granted options to purchase 125,000 shares of the Company's common stock at $0.25 per share, which vest monthly (beginning November 1, 1999) in fifty-nine equal increments of 2,083 shares and one final increment of 2,103 shares, that expire five years from the date of grant. None of his options have been exercised. Mr. Carl has the right to exercise 75,000 of his options within three years from the date of grant.
<F7> Gary Boone was president of the Company from October 15,
1996 until February 15, 1999, when Mr. Carl was appointed as president.

<F8> In 1999, Mr. Young was granted options to purchase 250,000 shares of common stock at $0.25 per share, which vest monthly
(beginning November 1, 1999) in fifty-nine equal increments of 4,166 shares and one final increment of 4,167 shares, expiring five years from the date of grant. In 2000, Mr. Young was granted 50,000 options as a performance bonus which immediately vested and expire in 2005. Mr. Young has exercised 20,825 options and has the right to exercise 83,333 of his options within three years from the date of grant. 195,832 of his un-vested options were cancelled upon his resignation as an officer and director. See Form 8-K in Item 14 herein.

<F9> Mr. Weaver received $5,500 in consulting fees and $28,625 for accounting services in 1999.

<F10> Mr. Weaver was granted options to purchase 125,000 shares of common stock at $0.25 per share, which vest monthly (beginning
November 1, 1999) in fifty-nine equal increments of 2,083 shares and one final increment of 2,103 shares that expire five years from the date of grant. Mr. Weaver has exercised 10,400 options has the right to exercise 64,600 of his options within three years of the date of grant.


<F11> Mr. Young resigned as Chief Operating Officer effective
November 30, 2000. See Form 8-K filed November 30, 2000 included in Item 14 herein.




                OPTION GRANTS IN LAST FISCAL YEAR


                               Individual Grants
--------------------------------------------------------------------------------------------------------------------------------
          Number of        % of Total
          Securities       Options                                          Potential Realized Value at Assumed Annual Rates
          Underlying       Granted to                                         of Stock Price Appreciation for Option Term
          Options          Employees in   Exercise         Expiration
Name      Granted          Fiscal Year    Price            Date                  0%            5%               10%
--------------------------------------------------------------------------------------------------------------------------------

Young     50,000           67%            $.50             9/30/05               $43,750       $61,560          $70,500






AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
OPTION VALUES TABLE


                                              Number of
                                              Securities          Value of
                                              Underlying          Unexercised
                                              Unexercised         In-the-Money
                                              Options at          Options at
                                              FY-End (#)          FY-End ($)
           Shares Acquired    Value           Exercisable/        Exercisable/
Name       on Exercise (#)    Realized ($)    Unexercisable       Unexercisable
-----------------------------------------------------------------------------------

Moehler      58,270          91,131           -0-/191,730         $-0-/$479,325

Young        20,825          65,109           33,333/-0-<F1>      $83,333/$-0-

Weaver       10,400          32,500           18,750/95,850       $46,875/$239,625

Carl         -0-             -0-              29,167/95,833       $72,917/$239,583


<F1>Mr. Young resigned November 30, 2000 and his un-vested
options were cancelled.



LONG TERM INCENTIVE PLANS


There are no long term incentive plans in effect and, therefore, no awards have been given to any executive officer in the past year.

COMPENSATION OF DIRECTORS

We granted Mr. Carl, a former director, options to purchase
125,000 shares of common stock at $0.25 per share, which vest monthly (beginning November 1, 1999) in fifty-nine equal increments of 2,083 shares and one final increment of 2,103 shares, that expire five years from the date of grant. Although
Mr. Carl held the position of President/CEO for a short period of time during 1999, these options were granted to Mr. Carl for his role as a director.

Other than the options granted to Mr. Carl, as stated above, no other director has received any compensation for the sole purpose of serving as a director. We do not, at this time, plan to pay compensation to current or future members of our Board of Directors for the performance of their duties as directors, other than reimbursement of expenses incurred to attend board meetings.
We have not yet established committees of the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN
CONTROL ARRANGEMENTS

On October 27, 1999, we executed an employment agreement with our President, Robert W. Moehler, for a three year term. The employment contract provides, among other things, that Mr.
Moehler serve as President, receive to minimum annual compensation of $84,000, benefits and life insurance as set forth in the agreement and options to purchase 250,000 shares of common stock at $0.25 per share (vesting monthly). Further, in the event of a "change of control", as defined in the employment agreement, we are obligated to pay Mr. Moehler an amount equal to the monthly portion of Mr. Moehler's minimum annual compensation multiplied by 36, which shall be paid in one lump sum no later than 60 days after his termination of employment. The employment agreement with Mr. Moehler was filed as Exhibit 10.0 to the registration statement on Form 10-SB.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information as of the date of filing this registration statement (unless otherwise noted), with respect to the beneficial ownership of the common stock by each officer and director, each person (or group of persons whose shares are required to be aggregated) known to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers as a group.
Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

            Name and Address        Amount & Nature     Percent
Class       of Beneficial Owner      of Beneficial      of Class
                                         Owner
----------------------------------------------------------------

Common      Robert W. Moehler           202,022<F1>        11.8%
            2925 LBJ Freeway
            Suite 188
            Dallas, Texas 75234

Common      David H. Young               57,958<F2>         3.4%
            7413 Ryan Drive
            Plano, Texas 75025

Common      Daniel H. Weaver            239,080<F3>        14.0%
            2925 LBJ Freeway
            Suite 188
            Dallas, Texas 75234

Common      David H. Carl               137,078<F4>         8.0%
            2925 LBJ Freeway
            Suite 188
            Dallas, Texas 75234

Common      Emmerson Finance, Ltd.      225,000<F5>        13.2%
            c/o Belestra AG
            Beethovenstr, Switzerland

Common      The Strateia Group, Inc.    108,000<F6>         6.3%
            2925 LBJ Freeway
            Suite 188
            Dallas, Texas 75234
----------------------------------------------------------------
Officers and directors
as a group (2 persons)                  441,102            25.8%
================================================================

<F1> As of December 31, 2000, Mr. Moehler owns 193,690 shares, which includes 60,050 shares held in the name of MFC Group, Inc., a corporation which is controlled by Mr. Moehler, and 50 shares held by Michael Moehler UGMA. Mr. Moehler has options to purchase
250,000 shares of the Company's common stock at $0.25 per share, which vest monthly (beginning November 1, 1999) in fifty-nine equal increments of 4,166 shares and one final increment of 4,167 shares, that expire five years from the date of grant, Mr.
Moehler has exercised 58,270 options.  The above figure includes
8,332 shares, which represents Mr. Moehler's right to exercise options that will vest within the next 60 days.

<F2> As of December 31, 2000, Mr. Young owns 24,625 shares. Mr.
Young has 33,333 options to purchase 33,333 common stock at $0.25 per share and 50,000 options to purchase common stock at $0.50 per share. All of his options are fully vested.

<F3> As of December 31, 2000, Mr. Weaver owns 216,167 shares, which includes 26,900 shares held in an IRA. Mr. Weaver has options to purchase 125,000 shares of the Company's common stock at $0.25 per share, which vest monthly (beginning November 1, 1999) in fifty-nine equal increments of 2,083 shares and one final increment of 2,103 shares, that expire five years from the date of grant. 10,400 options have been exercised. The above figure includes 22,913 shares, which represents Mr. Weaver's right to exercise options which have vested or will vest within the next 60 days.

<F4>As of December 31, 2000, Mr. Carl owns 103,750 shares, which includes 3,750 held in the name of The Bayside Group, Inc., a corporation which is controlled by Mr. Carl. Mr. Carl has options to purchase 125,000 shares of the Company's common stock at $0.25 per share, which vest monthly (beginning November 1, 1999) in fifty-nine equal increments of 2,083 shares and one final increment of 2,103 shares, that expire five years from the date of grant. None of his options have been exercised. The above figure includes 33,328 shares, which represents Mr. Carl's right to exercise options which have vested or will vest within the next 60 days.

<F5>The natural person or persons who beneficially own Emmerson
Finance Ltd. is unknown.  Our "contact person" for Emmerson
Finance is Marvin Sirota, an individual residing in the state of New York. None of our officers, directors, subsidiaries or affiliates have an interest or ownership in Emmerson Finance Ltd.

<F6>The Strateia Group, Inc., a Nevada corporation, is controlled by Joe H. Glover. Although we sub-lease office space from The
Strateia Group, Inc., none of our officers and directors exercise control over The Strateia Group, Inc.'s operations.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See NOTE P in our consolidated financial statements for the year ended December 31, 2000 which are included in Item 8 herein.



PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  THE FOLLOWING FINANCIAL STATEMENTS AND SCHEDULES ARE FILED
AS PART OF THIS REPORT:

     1.  Financial Statements

The financial statements listed in the Index to Consolidated
Financial Statements and Schedule on page 33 are filed as part of this report.

     2.  Schedules

     NONE


     3. Exhibits


Exhibit No.    Description
-----------    ---------------------------------------------
10.04          Share Lockup Agreement - Robert W. Moehler
10.05          Share Lockup Agreement - David H. Young
10.06          Share Lockup Agreement - Daniel H. Weaver
10.07          Share Lockup Agreement - George W. Flinn
27.0           Financial Data Schedule

(b)  REPORTS ON FORM 8-K

On November 30, 2000, the Company filed a Current Report on Form
8-K reporting changes in executive management and the Board of Directors.

(c)  Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated


by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.      Description
-----------      -------------------------------------------

14.1             Certificate of Designation of Series A
                 Convertible Preferred Stock of Eyesite.com, Inc.







                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: March  29, 2001       By: /s/ ROBERT W. MOEHLER
                            --------------------------------
                            Robert W. Moehler
                            President and duly authorized officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March  30, 2001       By: /s/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Executive Vice President Finance,
                            Treasurer, Secretary and Director


Date: March 30, 2001        By: /s/ GEORGE W. FLINN
                            --------------------------------
                            George W. Flinn
                            Director

                               -75-

