Form 10-Q
period 2001-03-31
RHINO ENTERPRISES GROUP INC
filed 2001-05-16
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED MARCH 31, 2001



                 Commission file number 0-29403



                  RHINO ENTERPRISES GROUP, INC.,
                      a Nevada corporation
       2925 LBJ Freeway, Suite 188, Dallas, Texas 75234
                        (972) 241-2669


                   IRS Tax ID #: 88-0333844


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES [X]           NO [ ]

As of May 10, 2001, there were 1,705,721 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)
YES [ ]           NO [X]

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The consolidated financial statements for the quarter ended March 31, 2001 for Rhino Enterprises Group, Inc. ("Rhino" or the "Company") follow.


RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000


      ASSETS                           3-31-2001     12-31-2000
----------------------              ------------    -----------
Current Assets
   Cash                              $    10,870    $     7,920
   Accounts receivable                    67,709         64,436
   Inventory                               4,000          4,000
                                    ------------    -----------
Total Current Assets                      82,579         76,356
                                    ------------    -----------
Property, plant and
  equipment  --  net                     212,370        222,797
Investment in e-Data
  Alliance Corp.                         129,387        132,443
Intangible assets  -- net                174,466        194,050
Goodwill  -- net                          92,342         94,072
Deposits                                  14,621         14,621
Deferred marketing expense               800,000        800,000
Advances to operating and
  start-up entities                      518,968      1,485,999
                                    ------------    -----------
Total Non-current Assets               1,942,154      2,943,982
                                    ------------    -----------
          Total Assets             $   2,024,733   $  3,020,338
                                    ============    ===========
    CURRENT LIABILITIES
-----------------------------
Accounts payable                   $     655,685  $     577,079
Accrued expenses                         696,668        568,917
Notes payable                          4,092,695      3,939,590
                                    ------------    -----------
Total Current Liabilities              5,445,048      5,085,586
Deferred marketing obligation            800,000        800,000
                                    ------------    -----------
     Total Liabilities                 6,245,048      5,885,586
                                    ------------    -----------
    STOCKHOLDERS' DEFICIT
------------------------------
Common stock                               1,706          1,706
Preferred stock                              334            334
Paid in capital                        2,050,405      2,050,405
Accumulated deficit                   (6,201,934)    (4,846,867)
Non-controlling interest                   1,864          1,864
Treasury stock, at cost                  (72,690)       (72,690)
                                    ------------    -----------
Total Stockholders' Deficit           (4,220,315)    (2,865,248)
                                    ------------    -----------
Total Liabilities and
  Stockholders' Deficit            $   2,024,733   $  3,020,338
                                    ============    ===========

See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                           3-31-2001     3-31-2000
                                           ---------     ---------
REVENUES                                   $ 292,331     $   7,523
COST OF REVENUES                             182,024         2,500
                                            --------      --------
GROSS PROFIT                                 110,307         5,023
                                            --------      --------
GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs                            86,489       165,735
   Personnel costs                           195,753       253,258
   Legal and professional fees                93,118        66,671
   Write off uncollectible advances          986,300             0
   Depreciation and amortization              22,854        24,656
                                           ---------      --------
Total General and Administrative
  Expenses                                 1,384,514       510,320
                                           ---------      --------

LOSS FROM OPERATIONS                      (1,274,207)     (505,297)
                                           ---------      --------
OTHER INCOME (EXPENSE)
   Interest income                             6,945        38,797
   Interest expense                          (74,289)      (70,238)
   Other                                       4,156         2,218
   Equity in loss of
     e-Data Alliance Corp.                    (3,056)      (29,345)
                                            --------      --------
Total Other Income (Expense)                 (66,244)      (58,568)
                                            --------      --------

LOSS BEFORE INCOME TAX                    (1,340,451)     (563,865)
PROVISION FOR INCOME TAX                           0             0
                                           ---------      --------
NET LOSS                                 $(1,340,451)    $(563,865)
                                           =========      ========

LOSS PER SHARE                           $     (0.79)    $   (0.36)
                                           =========      ========

See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                        3-31-2001      3-31-2000
                                       ----------     ----------
CASH FROM OPERATING ACTIVITIES
  Net Loss                            $(1,340,451)     $(563,865)
  Add (deduct) non cash
   items affecting net loss -
     Depreciation and amortization         30,880         24,656
     Interest accrued but not paid         73,917         84,579
     Interest on advances
       accrued not collected               (6,929)       (21 697)
     Write off unrecoverable advances     986,300              0
     Equity in losses of investee           3,056         29,345
     Increase in accounts receivable       (3,273)             0
     Increase in accounts payable          78,606         54 206
     Increase in accrued expenses          39,218          5,661
                                        ---------      ---------
   Net Cash Used By Operations           (138,676)      (387,115)
                                        ---------      ---------
CASH USED BY INVESTING ACTIVITIES
     Purchase equipment                         0        (19,605)
     Proceeds from sale of equipment          861         37,869
     Advances to operating
       and start-up entities              (12,340)      (611,633)
     Collect advances from
       operating and start-up entities          0        455,232
                                        ---------      ---------
   Net Cash Used by
     Investing Activities                 (11,479)      (138,137)
                                        ---------      ---------
CASH PROVIDED BY FINANCING ACTIVITIES
     Borrowings                           153,105        654,338
     Repayments                                 0       (364,524)
     Purchase treasury stock                    0        (72 690)
                                        ---------      ---------
   Net Cash Provided by
     Financing Activities                 153,105        217,124
                                        ---------      ---------
NET CHANGE IN CASH                          2,950       (308,128)
CASH, beginning of quarter                  7,920        390,071
                                        ---------      ---------
CASH, end of quarter                   $   10,870     $   81,943
                                        =========      =========


See Notes to Consolidated Financial Statements.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  - NATURE OF OPERATIONS

Rhino Enterprises Group, Inc. has two operating segments business incubation and eye care. Our business incubation activities include providing management, consulting services, and financing to assist both start-up and emerging or developing entities as well as established operating enterprises to avail themselves of various growth opportunities. Our eye care segment is positioning itself to be a leading provider of affordable laser eye surgical procedures. In addition, we intend to develop our web site - www.Eyesite.com - to provide information, products and services related to vision correction and eye care. See further discussion in Note N- Operating Segments.

We are highly leveraged and have accumulated a considerable deficit from operations. Our ability to repay our indebtedness and related interest charges is dependent on our ability to obtain additional working capital. See Note K for further discussion of our liquidity and capital resources.


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

Reclassifications

Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Allowance for Uncollectible Accounts Receivable

We believe that an allowance for uncollectible accounts receivable was not necessary at March 31, 2001.

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

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Goodwill

Goodwill represents the excess purchase price over the fair market value of net assets acquired of Executive Assistance, Inc. and Framing Systems, Inc. totaling $103,769. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization of intangibles and goodwill was $124,635 and $103,322 as of March 31, 2001 and December 31, 2000,
respectively. Amortization expense of intangibles and goodwill is shown below for the quarters ended March 31, 2001 and 2000 -

                                     2001       2000
                                   --------   --------
     Intangibles                    $19,583    $20,000
     Goodwill                         1,730      1,678

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS No. 121 which requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We have recorded an impairment charge of $986,300 related to unrecoverable advances to start up and operating entities as of the date of these consolidated financial statements. (See Note D below).

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

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

We utilize informal agreements to provide management, consulting services and other financial assistance to operating companies and start-up entities. Typical agreements call for either a flat monthly fee or hourly rates plus reimbursement of out-of-pocket expenses. Revenues from such agreements are recognized as services are provided. Our web-hosting services are billed on a monthly basis and revenues recognized accordingly; while web site design revenues are recognized as the services are performed. Lasik surgeries fees are recorded when procedures are performed.

In 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which presents some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. We adopted SAB 101 during 2000 and believe that the accompanying consolidated financial statements comply with the provisions of SAB 101.

Comprehensive Income (SFAS No. 130)

We have no components of "other comprehensive income".

Advertising

We expense advertising ($19,650 and $64,858 in the quarters ended
March 31, 2001 and 2000, respectively) as it is incurred.

Loss Per Share

Loss per share was computed using the weighted monthly average number of common shares outstanding during the periods, and the anti-dilutive effect of stock options discussed in Note M below was excluded.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Stock-based Compensation

We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for our employee stock options. Under APB No. 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized. See Note O regarding pro forma net loss per common share information as required by the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. We account for stock-based awards issued to non-employees in accordance with the fair value method of SFAS No.123 and Emerging Issues Task Force Issue No. 96-18. Consequently, we measure the cost of such awards based on the estimated fair market value of the stock awards using the Black-Scholes option-pricing model.


NOTE C - INVESTMENT IN e-DATA ALLIANCE CORP.

On December 17, 1999, we acquired (for $200,000 cash) 50% of the outstanding shares of e-Data Alliance Corp. ("e-Data"), a Texas corporation, which provides web hosting, off-site data storage, and web site design and data base services. The data servers operated by e-Data are located in premium telecommunications facilities in Dallas.

Un-audited condensed financial information of e-Data for the quarters ended March 31, 2001 and 2000 follows:

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INVESTMENT IN e-DATA ALLIANCE CORP. (continued)


        Balance Sheets                   3-31-2001    3-31-2000
---------------------------------        ---------    ---------

   Cash                                   $ 10,106     $ 79,420
   Receivables                               8,281       21,814
   Other current assets                      9,000        9,000
                                         ---------    ---------

      Total Current Assets                  27,387      110,234

   Property, plant and equipment, net       41,387       57,040
                                         ---------    ---------
         Total Assets                    $  68,774    $ 167,274
                                         =========    =========


   Current Liabilities                   $       0    $  14,742

   Stockholders' Equity                     68,774      152,532
                                          --------     --------
         Total Liabilities and
         Stockholder's Equity            $  68,774    $ 167,274
                                         =========    =========

     Statements of Operations
-------------------------------------

   Revenues                               $  8,392    $  24,490
   Operating Expenses                       14,504       76,586
                                         ---------    ---------
             Net Loss                     $ (6,112)   $ (52,096)
                                         =========    =========

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C  INVESTMENT IN e-DATA ALLIANCE CORP., continued

The acquisition agreement with e-DATA provides, among other things, that we place contracts with various media marketing entities to purchase $800,000 of advertising. Due to current cash constraints and the uncertainty of obtaining additional resources through borrowings and/or sale of equity securities, we may not be able to fulfill our part of the acquisition agreement regarding the advertising. If we were not be able to honor that commitment, we would re-negotiate the acquisition agreement.

NOTE D-  ADVANCES TO OPERATING AND START-UP ENTITIES

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

Subsequent to the end of the first quarter and prior to the filing of this Form 10-QSB, certain information came to our attention involving three of the entities to which we had advanced funds that called into question the ultimate recoupment of our investment. Our assessment of these new circumstances caused us to conclude that it was more likely than not that we would not recoup our advances and consequently we have written them off.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D   ADVANCES TO OPERATING AND START-UP ENTITIES, continued

The following table summarizes outstanding advances:

                                           3-31-2001  12-31-2000
                                           ---------  ----------
Advances to operating enterprises -

   Energy Systems Solutions, Inc.          $       0  $ 329,691
   Teman Electrical Contractors, Inc.              0    318,766
   Memorabilia and Antiquities, Inc.          29,290     19,793
   Sarwin Family, LLC                        140,236    138,164
   R and R Foods, Inc.                         6,090      6,000
   Eyemakers, Inc.                           184,632    182,211
                                           ---------  ---------
                                             360,248    994,625
                                           ---------  ---------
Advances to start-up entities -

   Emerging Pharmacy Solutions, Inc.               0    335,000
   Legend Security, Inc.                      16,372     16,130
   Target Marketing International, Inc.       48,941     48,218
   Historic Inns of America, Inc.              3,449      3,398
   Canton Auction House, Inc.                 39,208     38,628
   Swan River Corporation                     50,750     50,000
                                           ---------  ---------
                                             158,720    491,374
                                           ---------  ---------

       Total Advances                      $ 518,968 $1,485,999
                                            ========  =========


Advances are generally due in periods ranging from 3 to 5 years, bear interest at 6% and are unsecured. The totals shown above includes approximately $60,000 of accrued interest. Our policy is to require entities to which we advance funds to sign a financing agreement(described above)thus protecting our investment.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D   ADVANCES TO OPERATING AND START-UP ENTITIES, continued

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

NOTE E  - STOCKHOLDERS' DEFICIT

Capital Structure

We are authorized to issue 25,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2001, there were 1,705,721 shares outstanding.

Our subsidiary, Eyesite.com, Inc. is authorized to issue 5,000,000 shares of convertible, cumulative preferred stock, $0.002 par value, of which 1,000,000 shares have been designated as 14% Cumulative Convertible Preferred Stock, Series A by Eyesite.com, Inc.'s Certificate of Designation. The Series A preferred shares are convertible at anytime six months after issuance into one share of Eyesite.com, Inc.'s common stock, including all accrued and unpaid
dividends.   The conversion price is $2.50 per share.  Further, at
Eyesite.com, Inc.'s option, the Series A preferred shares are convertible at any time after six months from issuance, upon 30 days notice, in whole or part, at $2.50 per share. Finally, if the "ask" price of Eyesite.com, Inc.'s common stock as quoted on the OTC Bulletin Board or other exchange ever meets or exceeds $3.25 per share for ten consecutive trading days, then each outstanding share of Series A preferred stock is mandatorily convertible into one share of Eyesite.com, Inc.'s common stock, including all accrued and unpaid dividends at $2.50 per share.

There were no transactions involving our capital structure during the quarter ended March 31, 2001.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F- NOTES PAYABLE

                                           3-31-2001   12-31-2000
                                           ---------   ----------
Note payable to Digital Information &
Virtual Access, Inc., 6% interest,
unsecured. Note is due on demand          $1,029,888  $1,029,888

Notes payable to Southern Leasing, Inc.,
8% interest, unsecured, due on demand        136,480     136,480

Notes payable to Net.Return, Inc. 10%
interest, unsecured.  Notes are due
during 2001                                2,507,000   2,507,000

Note payable to Hart-Prince Group, Inc.,
8% interest, unsecured, due on demand         25,000      25,000

Notes payable to Southern Leasing, Inc.,
interest ranging from 8% to 10%, due
during 2001                                  163,200     163,200

Note payable to The Strateia Group, Inc.,
interest at 10%, unsecured and due on
demand                                        80,962      78,022

Note payable to Media Star Productions,
Inc., interest at 10%, unsecured and due
on demand                                    132,165           0

Other                                         18,000           0
                                           ---------   ---------
       Total Indebtedness                 $4,092,695  $3,939,590
                                           =========   =========

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G-- LOSS PER SHARE

The following table summarizes the amounts used to calculate the loss per share as reported in the accompanying consolidated statements of operations.

                               For the Quarters Ended March 31
                              ----------------------------------
                                      2001         2000
                                   ----------   ---------

Net Loss                           $1,340,451   $ 563,865

Add - deemed preferred
  stock dividend                       14,616           0
                                    ---------   ---------
Loss applicable to
  common stockholders              $1,355,067   $ 563,865
                                    =========   =========
Weighted average number of
  shares outstanding                1,705,721   1,566,292
                                    =========   =========

Loss per Share                         $(0.79)     $(0.36)
                                    =========   =========

NOTE H  - LEASE COMMITMENTS

We operate in sub-leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of our shareholders. Rent expense was $19,662 for the quarter ended March 31, 2001, and $21,568 for the quarter ended March 31, 2000. We also agreed to reimburse our landlord for overhead expenses such as telephone, utilities, etc. based on the square-footage occupied. Our arrangement calls for monthly billings. Management believes that the allocation method used for overhead reimbursements is reasonable.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - LEASE COMMITMENTS, continued

Our Dallas Eyesite Laser Center, which opened July 1, 2000, operates in
facilities leased from an unrelated third party.   Rent expense was $15,061
for the quarter ended March 31, 2001. The lease term is three years.

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

                                                FUTURE
                                              OBLIGATIONS
                                              -----------
     December 31, 2001                          $350,552
     December 31, 2002                           683,698
     December 31, 2003                           456,999


NOTE I  - INCOME TAX

We have tax net operating loss carry-forwards of approximately $3,700,000 which expire, if not used, starting in 2010. Deferred tax assets of approximately $1,258,000 have been fully allowed for, since we believe that it is not "more likely than not" that these tax benefits will be realized. Consolidated tax returns are not filed. Each entity files separately. The 2000 tax returns are under extension.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2001 and December 31, 2000 consisted of the following -

                                         3-31-2001   12-31-2000
                                         ---------   ----------

Equipment                                $ 132,540     $133,549
Furniture and fixtures                      63,871       63,871
Automobiles                                      0            0
Leasehold improvements                      54,082       54,082
                                         ---------     --------
                                           250,493      251,502
Less - accumulated depreciation            (38,123)     (28,705)
                                         ---------     --------

Net property, plant and equipment        $ 212,370     $222,797
                                         =========     ========


Depreciation expense (included in general and administrative expenses) was $9,418 and $2,978 for the quarters ended March 31, 2001 and 2000,
respectively.   In 2001 $8,026 of depreciation was included in "cost of
revenues".


NOTE K - LIQUIDITY AND CAPITAL RESOURCES

Since restarting operations in 1999, we have incurred losses and accumulated a deficit of approximately $6,158,600. In addition, we have approximately $5,500,000 of current liabilities against approximately $83,000 of current assets.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K   LIQUIDITY AND CAPITAL RESOURCES, continued

We have been able to obtain long term capital resources through private placement offerings of our common and preferred stock, and to arrange for short term liquidity by issuing notes payable. However, there can be no assurance that we may not continue to experience liquidity problems or be successful in obtaining sufficient working capital on a timely basis in the future. We anticipate that we will have to continue to sell common and/or preferred stock and borrow additional funds to provide sufficient working capital to fund operations during 2001.


NOTE L -- RELATED PARTY TRANSACTIONS

The following summarizes the transactions with related parties during the quarter ended March 31, 2001 -

Memorabilia and Antiquities, Inc. ("M&A") is a corporation owned by our chief
executive officer, who owns 11.6% of our outstanding common stock.   M&A owed
us $19,793 at January 1, 2001 for advances made to them during prior years. During the quarter, M&A received additional advances of $9,497 leaving an outstanding balance due us of $29,290.

Media Star Productions, Inc. ("MEDIA") is an entity whose CEO is also the CEO of The Strateia Group, Inc., which owns 6.3% of our outstanding common stock. During the fourth quarter of 2000, MEDIA paid us $110,000 (income in advance) for certain information technology services which will be recognized into our income at the rate of $8,000 per month beginning November, 2000. At January 1, 2001, we had a liability of $139,586 to MEDIA, consisting of unearned income of $94,000 and the obligation to reimburse MEDIA for funding certain expenditures. During the quarter ended March 31, 2000, MEDIA advanced an additional $132,165 for working capital, and we recognized $24,000 of the unearned income, leaving a liability of $247,751.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - RELATED PARTY TRANSACTIONS, continued

The Strateia Group, Inc. ("Strateia") is one of our shareholders with a 6.3% ownership position. As mentioned in Note H - Lease Commitments, we sub-lease office facilities from them. At January 1, 2001, we had an outstanding balance of $102,750 due to Strateia which consists of $78,022 in a note payable with the remainder in trade payables. During the quarter ended March 31, 2001, Strateia advanced us an additional $37,000 leaving a balance owed to Strateia of $139,750.

Digital Information and Virtual Access, Inc. ("DIVA") is an entity whose CEO is also the CEO of The Strateia Group, Inc. mentioned above. At January 1, 2001, we had an obligation to DIVA of $1,085,486, which included accrued interest of $55,598. The only activity during the quarter ended March 31, 2001, was the accrual of $15,448 additional interest expense resulting in a balance owed of $1,100,934 at March 31, 2001.


NOTE M  --  STOCK OPTIONS
The following table summarizes activity related to our outstanding stock options:
                                                  No. of Options
                                                  --------------
     Balance at December 31, 1999                        952,500
          Granted                                        175,000
          Exercised                                     ( 89,495)
          Expired                                       (373,332)
                                                  --------------
     Balance at December 31, 2000                        664,673
          Granted                                              0
          Exercised                                            0
          Expired                                              0
                                                  --------------
     Balance at March 31, 2001                           664,673
                                                  ==============

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - STOCK OPTIONS, continued

At March 31, 2001, exercisable options outstanding are as follows:

          Range of Exercise Prices        Number Exercisable
          ------------------------        ------------------
          Granted at $0.25 per share            129,517
          Granted at $0.50 per share            175,000
                                                -------
                                                304,517
                                                -------

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
                           ======                ====     ======

Options granted during 1999 had an exercise price equal to the market value of the underlying common stock. Options granted during 2000 had an exercise price less than the fair market of the underlying common stock. Had compensation cost for our stock options been determined in accordance with SFAS No. 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M  - STOCK OPTIONS, continued

                                    Quarter Ended March 31
                              ----------------------------------
                                     2001           2000
                                  ----------     ---------
Net loss reported, adjusted
  for deemed dividend            $(1,355,067)   $ (563,865)

Pro forma amount assuming
  SFAS No. 123                   $(1,359,855)   $ (566,272)

Loss per common share
  as reported                    $     (0.79)   $    (0.36)

Pro forma loss per share
  assuming SFAS No. 123          $     (0.80)   $    (0.36)


The fair value of options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1999 and 2000 - dividend yield of 0%, volatility of 0%, risk-free interest rate estimated as 6%; estimated life of 5
years.   The estimated fair value of options granted to employees
in 1999 was $0.06 per share.   The estimated fair value of the
options granted during 2000 to employees was $0.875 per share, while the estimated fair value of options granted to non-employees was $0.50 per share. The model is based on historical stock prices and volatility, which, due to low volume of transactions, may not be representative of future price variances.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N  - OPERATING SEGMENT INFORMATION

We organize and manage our business in two operating segments - business incubation and eye care services.

The business incubation segment includes the parent company, Rhino, its subsidiaries Executive Assistance, Inc. and Framing Systems, Inc., and its equity method investee, e-Data Alliance Corp. This segment provides various forms of assistance (in the form of management, consulting services, and financing) to assist start-up enterprises as well as established operating companies
to position themselves for growth opportunities.   Segment
revenues consist of fees, overhead reimbursements, interest income on funds advanced in the form of short term notes, earnings of subsidiaries and equity method investees.

Our eye care services segment represents the activities of our
90%-owned subsidiary  Eyesite.Com, Inc.   All operations, at
present, are located within the United States. Revenues arise from sales primarily to unrelated third parties.

The accounting policies followed in presenting the segment information are the same as those described in the summary of significant accounting policies included in our consolidated
financial statements.   A summary, by segment, of our significant
assets, liabilities, revenues and expenses is presented below for the quarters ended March 31, 2001, and 2000.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N  - OPERATING SEGMENT INFORMATION, continued

Asset Data   March 31, 2001       Incubator       Eye Care      Eliminations     Consolidated
=============================    ------------   ------------   --------------   --------------

Current Assets                  $     766,869  $      64,190  $      (748,480) $        82,579

Advances                              334,336        184,632                0          518,968

Investment in equity method
  investees                           129,387              0                0          129,387

Other long-lived assets             1,004,165        299,634          (10,000)       1,293,799
                                 ------------   ------------   --------------   --------------

Total Assets                    $   2,234,757  $     548,456  $      (758,480) $     2,024,733
                                 ============   ============   ==============   ==============


Profit and Loss Information   Three Months Ended March 31, 2001
===============================================================

Revenues - external sources     $           0  $     292,331  $             0  $       292,331
Inter-segment revenues                      0              0                0                0
Interest income                         4,525          2,420                0            6,945
Other income                            4,155              0                0            4,155
Cost of revenues                            0       (182,023)               0         (182,023)
Operating expenses                   (243,624)      (131,736)               0         (375,360)
Interest expense                      (67,560)        (6,729)               0          (74,289)
Depreciation and amortization         (14,931)        (6,194)          (1,729)         (22,854)
Equity in losses of e-Data             (3,056)             0                0           (3,056)
Write off advances                   (986,300)             0                0         (986,300)
                                 ------------   ------------   --------------   --------------

Net Loss                        $  (1,306,791) $     (31,931) $        (1,729) $    (1,340,451)
                                 ============   ============   ==============   ==============


Asset Data   March 31, 2000        Incubator      Eye Care      Eliminations     Consolidated
=============================    ------------   ------------   --------------   --------------

Current Assets                  $      50,268  $      56,675  $             0  $       106,943

Advances                            1,966,493        181,506         (407,554)       1,740,445

Investment in equity
   method investees                   170,655              0                0          170,655

Other long-lived assets             1,080,205        102,043          (11,627)       1,170,621
                                 ------------   ------------   --------------   --------------

     Total Assets               $   3,267,621  $     340,224  $      (419,181) $     3,188,664
                                 ============   ============   ==============   ==============

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - OPERATING SEGMENT INFORMATION, continued

Profit and Loss Information for the Three Months Ended March 31, 2000
=====================================================================
Revenues from external sources   $      1,500  $       6,023  $             0  $         7,523
Inter-segment revenues                      0              0                0                0
Interest income                        35,255          3,542                0           38,797
Other income                            2,218              0                0            2,218
Equity in losses of e-Data            (29,345)             0                0          (29,345)
Operating expenses                   (295,261)      (192,903)               0         (488,164)
Interest expense                      (69,413)          (825)               0          (70,238)
Depreciation and amortization         (15,988)        (6,990)          (1,678)         (24,656)
                                 ------------   ------------   --------------   --------------

       Net Loss                 $    (371,034) $    (191,153)  $       (1,678) $      (563,865)
                                 ============   ============    =============   ==============



NOTE O  - CONTINGENCIES

As of the date of the auditor's report on these consolidated financial statements, several of the notes comprising our obligation to Net.Return, Inc. (See Note F - Notes Payable) are past due. Efforts of management to renew, extend or renegotiate the terms and conditions of those notes have proved unsuccessful to date. It is uncertain as to the ultimate disposition of the
notes payable to Net. Return, Inc.   Management is continuing
with efforts to resolve this matter.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - CONTINGENCIES, continued

The Company has been notified of a recommendation by the staff of the Securities and Exchange Commission (the "Commission") that the Commission bring a civil injunction action against the Company and two (2) of its directors, alleging certain violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company has hired securities counsel and intends to defend itself and its directors against such allegations and proposed action.

NOTE P - SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the following events and/or transactions have occurred:

(1) We established an investment banking relationship with Donner Corp. International. Simultaneously, we entered into consulting agreements with two employees of Donner to provide us with expertise and strategies related to our capital structure and long-term financing needs. Compensation to be paid under the terms of these agreements will be in the form of cash, stock and options to purchase our common stock.

(2) We filed an S-8 Registration Statement for the issuance of 600,000 shares of our common stock issuable pursuant to consultant agreements with two affiliates and a third employee of Donner Corp. International. The consultants may purchase these shares under warrants priced at $1.25 per share.

(3) We issued 450,000 fully-vested stock options to our directors at $0.375 per share, exercisable over five years.

(4) We received $320,000 from a third party in the form of a demand loan. These funds were used to make payments of $152,000 on note obligations, advance $120,000 to Swan River Corporation, and the remainder was used for working capital.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - SUBSEQUENT EVENTS, continued

(5) We entered into an agreement with an individual consultant who will be compensated with options to purchase up to 50,000 shares of our common stock at $0.25 per share over three years.

(6) We set aside 250,000 shares of our common restricted stock to used to fund an Incentive Stock Ownership and Employee Stock
Ownership Plan that might be established at some future date.

(7) We set aside 2,000,000 shares of common restricted stock to be used to finance future operations and activities.


Item 2.  Management's Discussion and Analysis

The following discussion of the financial condition and results of operations of Rhino Enterprises Group, Inc. and its business segments should be read in conjunction with the Management's Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company's annual filing on Form 10-KSB.

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "anticipates", "expect", "will", "believes", "foresees", "could", "may" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Factors That May Impact Future Operating Results
------------------------------------------------

We operate in a rapidly changing environment that involves numerous risks and uncertainties. This section lists some, but not all, of the factors, risks, and uncertainties that may have a material adverse effect on our business, financial condition or results of operations.

Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include, but are not limited to the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) mistakes in estimates of revenues and expenses; 3) the Company's inability to obtain additional capital through borrowing's or the sale of securities;
4) non-acceptance of the Company's services in the marketplace for whatever reason; 5) the Company's inability to support any product or service to meet market demand; 6) generally unfavorable economic conditions which would adversely affect the Company, its subsidiaries or any of the companies to which we have advanced funds; 7) loss of key personnel and the inability to hire and/or retain competent personnel; and 8) if the Company experiences unanticipated problems and/or "force majeure" events (including but not limited to accidents, fires, acts of God, etc.) or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

There are significant debt obligations which must be repaid in cash at some point or we must explore other alternatives for repayment, which could be in the form of conversion of debt to equity, replacement financing and/or repayment by an offering of securities. It may be difficult to repay the existing debt when due, extend the due date of the existing debt, reach some agreement with regard to converting the debt to equity or otherwise satisfy our obligation. Likewise, if a new source of financing is found to replace our current sources, we could face similar risks in the future with regard to our ability to repay or otherwise take care of any future debt. Also, any additional issuances of securities, whether in the form of converting debt to equity or the form of a securities offering, would dilute the share value of current shareholders.

One of our business segments advances funds to small operating and start-up entities. These advances are evidenced with an interest bearing note and financing agreement so as to protect our investment. There is a risk that these entities will not be able to repay their advances. We are carrying these advances as assets on our balance sheet. The Company anticipates that these start-up and small operating companies may take 3 to 5 years to be in a position to repay our advances. If, because of current economic conditions and the effect of the lack of availability of capital to the start-up and small operating companies, or their inability to successfully implement their business plans, or because of actual results and lack of acceptance by the market place, the Company believes the carrying value of these advances may become impaired, their company would adjust carrying value to reflect anticipated recoverability. Alternatively, we may seek to convert the advances into an equity interest in the entity. However, we may face difficulty in negotiating with such borrowers with regard to the ability to convert the debt into equity or the conversion ratio. If the advances are converted into equity of the borrowing entity, there exists a great possibility that the equity interest will not be a liquid investment or that the value of such equity interest will not be at or near the value of the advances made. Further, if one or more of the entities to which funds have been advanced is unable to repay the advance when due or if the advance is converted into a non-liquid equity investment, we could face a working capital shortage.

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

In order to grow as planned, we will have to hire additional personnel for a number of positions. The current low unemployment rate presents a challenge to locate and attract qualified individuals to fill the positions that might be necessary. We face the risk that we might not be able to (1) fill every position as it becomes available in a timely manner, (2) retain employees we currently have or that may be hired, or (3) offer a compensation package to attract top quality candidates to our positions.


Results of Operations
---------------------

The Company posted revenues of $292,331 for the quarter ended March 31, 2001, up from $7,523 for the same quarter in 2000. This revenue was derived from our eyecare business segment. Cost of goods sold was $182,024 for the quarter ended March 31, 2001 while cost of goods sold was $2,500 for the comparable period in 2000. In the event that working capital becomes available to promote and advertise our Eyesite Laser Center, we anticipate that our eyecare segment revenue will grow in the ensuing quarters. However, if resources are not available, we anticipate that revenue growth will be negligible. Our incubation segment did not produce any revenues other than interest income accrued on advances during the first quarter and we do not anticipate this segment producing significant revenue during the remainder of this fiscal year.

The Company's total general and administrative expenses increased from $510,320 in the first quarter of 2000 to $1,384,514 in the same period of 2001. The overall increase in general and administrative expenses was due to the write-off $986,300 of certain advances in our incubation segment that we presently believe to be unrecoverable. Exclusive of this write-off, general and administrative expenses decreased by $112,106, reflecting the reduction of personnel and other overhead costs since the Company is continuing to experience cash flow and liquidity problems.

We had $986,300 in losses from writing off unrecoverable advances in the first quarter of 2001, compared to no such losses for the same period in 2000. We expected to obtain capital resources either from borrowings or the sale of securities during the first quarter of 2001 to fund both our operating expenses and business incubation activities. However, we received only minimal amounts of working capital to fund overhead and personnel costs. Consequently, there were no resources available for the business incubation segment to further assist the start-up and small operating entities to which we had previously advanced funds. This, in combination with weak and deteriorating economic conditions, adversely impacted three specific entities and the implementation of their business plans. Therefore, we have re-assessed the prospects of the viability of their business strategy without additional funding from our business incubation segment. We have concluded that our advances to these three entities have been impaired and we wrote them off.

Other Income/(Expense) went from $58,568 net expense in the first quarter of 2000 to $66,244 expense in the first quarter of 2001. The net increase was due to a reduction in interest income of $31,582 due to our writing-off certain advances discussed above. Additionally, interest expense increased by $4,051 over the same period a year ago. Finally, our share of the loss in e-Data declined from $(29,345) to $(3,056). If resources become available to implement our incubation strategy, the Company will continue to advance funds to companies as a way to pursue business opportunities. This would mean that interest expense would possibly increase in the future if capital resources are obtained by borrowings. It would also mean that interest income would possibly increase if additional advances are made.


Financial Condition
-------------------

At quarter end, cash and cash equivalents were $10,870 as compared to $7,920 at the beginning of the period. Operating activities used $138,676 of cash in the first quarter of 2001. The majority of the cash utilized by operations in the first quarter was attributable to the payment of general and administrative costs. Investing activities consumed $11,479 of cash during the first quarter primarily from advances to start-up and operating activities. Financing activities provided the Company with $153,105 of cash during the first quarter, all from borrowings.

Cash flow from anticipated repayments on advances, and revenues from our eyecare segment are not sufficient at this time to fund current operations, provide capital for our business incubation activities and provide growth capital for our eyecare segment.
In order to fund these activities, we will need to obtain additional capital through additional borrowings or the sale of securities. There is no guarantee that we will be able to obtain such capital. If we cannot obtain additional capital, our ability to continue operations will be in doubt. Additionally, the Company has significant debt obligations which must be repaid. It may be difficult to repay the existing debt when due or negotiate changes such as extending the term or reaching an agreement to convert the debt to equity or otherwise satisfy our obligation. The Company will attempt to negotiate satisfactory arrangements with our lenders.

                 PART II - OTHER INFORMATION

(Items 3, 4 and 5 have been omitted as there is no information to report.)


Item 1.  Legal Proceedings

The Company has been notified of a recommendation by the staff of the Securities and Exchange Commission (the "Commission") that the Commission bring a civil injunction action against the Company and two (2) of its directors, alleging certain violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company has hired securities counsel and intends to defend itself and its directors against such allegations and proposed action.

Item 2.  Changes in Securities.

There were no changes in securities for the quarter ended March
31, 2001. On May 7, 2001, the Company filed an S-8 Registration
Statement under The Securities Act of 1933 to register 600,000 shares of the Company's $0.001 par value common stock

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits - none

Reports on Form 8-K
------------------------------------------------------------
During the quarter ended March 31, 2001, the Company did not file any reports on Form 8-K with the Securities and Exchange Commission. On May 7, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting on an investment banking agreement with Donner Corp. International and the filing of an S-8 Registration Statement under the Securities Act of 1933 and the registration of 600,000 shares of the Company's $0.001 par value common stock.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: May 15, 2001          By:/S/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer