Form 10-Q
period 2001-06-30
RHINO ENTERPRISES GROUP INC
filed 2001-08-14
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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

                  YES [X]           NO [ ]

As of August 1, 2001, there were 1,921,221 shares of common stock,$0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]           NO [X]

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The consolidated financial statements for the quarter and six months ended June 30, 2001 for Rhino Enterprises Group, Inc.
("Rhino" or the "Company") follow.




RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
      ASSETS                           6-30-2001     12-31-2000
----------------------              ------------    -----------
Current Assets
   Cash                              $     1,467    $     7,920
   Accounts receivable                    56,187         64,436
   Inventory                               4,000          4,000
                                    ------------    -----------
Total Current Assets                      61,654         76,356
                                    ------------    -----------
Property and equipment   net             202,803        222,797
Investment in e-Data
  Alliance Corp.                         126,865        132,443
Intangible assets  -- net                154,466        194,050
Goodwill  -- net                               0         94,072
Deposits                                  14,621         14,621
Deferred marketing expense               800,000        800,000
Advances to operating and
  start-up entities                      691,474      1,485,999
                                    ------------    -----------
Total Non-current Assets               1,990,229      2,943,982
                                    ------------    -----------
          Total Assets             $   2,051,883   $  3,020,338
                                    ============    ===========
    CURRENT LIABILITIES
-----------------------------
Accounts payable                   $     580,112  $     577,079
Accrued expenses                         751,257        568,917
Notes payable                          4,753,345      3,939,590
                                    ------------    -----------
Total Current Liabilities              6,084,714      5,085,586
Deferred marketing obligation            800,000        800,000
                                    ------------    -----------
     Total Liabilities                 6,884,714      5,885,586
                                    ------------    -----------
    STOCKHOLDERS' DEFICIT
------------------------------
Common stock                               1,818          1,706
Preferred stock                              334            334

                              -2-
Paid in capital                        2,075,495      2,050,405
Accumulated deficit                   (6,839,652)    (4,846,867)
Non-controlling interest                   1,864          1,864
Treasury stock, at cost                  (72,690)       (72,690)
                                    ------------    -----------
Total Stockholders' Deficit           (4,832,831)    (2,865,248)
                                    ------------    -----------
Total Liabilities and
  Stockholders' Deficit            $   2,051,883   $  3,020,338
                                    ============    ===========

See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                        2nd Quarter   2nd Quarter   6 Months    6 Months
                                           2001         2000         2001        2000
                                        ----------   ----------   ---------   ---------

REVENUES                                 $ 223,483    $  22,780    $515,815    $ 28,803
COST OF REVENUES                           209,983       15,321     392,007      17,821
                                          --------     --------     -------     -------

GROSS PROFIT                                13,500        7,459     123,808      10,982
                                          --------     --------     -------     -------

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs                         182,355      156,638     252,947     322,020
   Personnel costs                         176,111      299,547     387,889     587,333
   Legal and professional fees             126,332       46,302     219,450      77,373
   Impairment losses                       103,611            0   1,089,911           0
   Depreciation and amortization            21,541       27,735      42,666      51,930
                                          --------     --------   ---------   ---------
Total General and Administrative
  Expenses                                 609,950      530,222   1,992,863   1,038,656
                                          --------     --------   ---------   ---------

LOSS FROM OPERATIONS                      (596,450)    (522,763) (1,869,055) (1,027,674)
                                          --------     --------   ---------   ---------
OTHER INCOME (EXPENSE)
   Interest income                           6,940       39,567      13,885      78,363
   Interest expense                        (32,622)     (78,075)   (106,911)   (148,512)
   Other                                         0            0       4,155       2,715
   Equity in loss of
     e-Data Alliance Corp.                  (2,522)     (15,403)     (5,578)    (44,748)
                                          --------     --------   ---------   ---------
Total Other Income (Expense)               (28,204)     (53,911)   ( 94,449)   (112,182)
                                          --------     --------   ---------   ---------

LOSS BEFORE INCOME TAX                    (624,654)    (576,674) (1,963,504) (1,139,856)
PROVISION FOR INCOME TAX                         0            0           0           0
                                         ---------      -------   ---------   ---------

NET LOSS                                 $(624,654)   $(576,674)$(1,963,504)$(1,139,856)
                                         =========      =======   =========   =========


LOSS PER SHARE                           $  (0.36)    $  (0.35) $    (1.15) $    (0.71)
                                         =========     ========   =========   =========

See Notes to Consolidated Financial Statements.







RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                            6-30-2001      6-30-2000
                                          -----------    -----------
CASH FROM OPERATING ACTIVITIES
  Net Loss                                $(1,963,504)   $(1,139,856)
  Add (deduct) non cash
   items affecting net loss -
     Depreciation and amortization             58,669         51,930
     Interest accrued but not paid             93,459        170,259
 Interest on advances
       accrued not collected                   (1,154)       (74,122)
 Impairment losses                          1,089,912              0
 Equity in losses of investee                   5,578         44,747
 Increase in accounts receivable                8,249              0
     Increase in prepaid expenses                   0        (34,621)
     Increase in accounts payable               3,033         38,718
 Increase in accrued expenses                 119,961        ( 4,722)
                                            ---------      ---------
   Net Cash Used By Operations               (646,158)      (946,667)
                                            ---------      ---------
CASH USED BY INVESTING ACTIVITIES
     Purchase equipment                             0       (134,260)
 Proceeds from sale of equipment                  908         53,384
 Advances to operating
       and start-up entities                 (214,786)      (671,508)
 Collect advances from
       operating and start-up entities         27,328        481,456
                                            ---------      ---------
   Net Cash Used by
     Investing Activities                    (186,550)      (270,928)
                                            ---------      ---------
CASH PROVIDED BY FINANCING ACTIVITIES
     Borrowings                               992,055      1,031,048
 Repayments                                  (178,300)      (385,369)
 Purchase treasury stock                            0        (72,690)
     Proceeds from sale of common stock        12,500        256,094
                                            ---------      ---------
   Net Cash Provided by
     Financing Activities                     826,255        829,083
                                            ---------      ---------
NET CHANGE IN CASH                             (6,453)      (388,512)
CASH, beginning of year                         7,920        390,071
                                            ---------      ---------
CASH, end of six months                    $    1,467     $    1,559
                                            =========      =========

INTEREST PAID                              $   73,776     $        0
                                            =========       ========

See Notes to Consolidated Financial Statements.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  - NATURE OF OPERATIONS

Rhino Enterprises Group, Inc. has two operating segments   business
incubation and eye care. Our business incubation activities include providing management, consulting services, and financing to assist both start-up and emerging or developing entities as well as established operating enterprises to avail themselves of various growth opportunities. Our eye care segment is positioning itself to be a leading provider of affordable laser eye surgical procedures. In addition, we intend to develop our web site - www.Eyesite.com - to provide information, products and services related to vision correction and eye care. See further discussion
in Note P   Operating Segments.

We are highly leveraged and have accumulated a considerable deficit from operations. Repayment of our indebtedness and related interest charges is dependent on our ability to obtain additional working capital. During the quarter we engaged Donner Corp International and several financial consultants to provide strategic assistance in raising capital. Their initial efforts focused on facilitating our filing a Form S-8 registration statement for 600,000 shares to be offered at $1.25 per share.

See Note K for further discussion of our liquidity and capital resources.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim information, and with the instructions to Form 10-QSB and Article
10 of Regulation S-X.   Accordingly, they do not include all of the
information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


Allowance for Uncollectible Accounts Receivable

We believe that an allowance for uncollectible accounts receivable was not necessary at June 30, 2001.

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


Intangible Assets

Intangible assets consist of certain proprietary knowledge and an internet web-site domain totaling $287,439 which are being amortized over 3 years.


Goodwill

Goodwill represented the excess purchase price over the fair market value of net assets acquired of Executive Assistance, Inc. and Framing Systems, Inc. totaling $103,770. During the quarter, we determined that goodwill was impaired and wrote the unamortized balance ($94,072) off since neither entity has any operations. Accumulated amortization of intangibles and goodwill was $133,208 and $103,322 as of June 30, 2001 and December 31, 2000,
respectively.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization expense of intangibles and goodwill is shown below

                                 2nd Quarter   2nd Quarter   6 Months   6 Months
                                    2001         2000         2001       2000
                                 ----------   ----------   ---------  ---------
     Intangibles                    $20,000      $20,000     $39,583    $40,000
     Goodwill                             0        1,730       1,730      3,408

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS No. 121 which requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. During the first quarter of 2001, we recorded an impairment charge of $986,300 related to certain unrecoverable advances to start up and operating entities. During the second quarter, we took an additional charge of $9,539 related to certain other advances which
we consider to be unrecoverable.   (See Note D below).

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

                              -8-
Advertising

We expense advertising ($6,499 and $24,640 in the quarters ended
June 30, 2001 and 2000, respectively; and $26,149 and $89,498 for the six months ended June 30, 2001 and 2000, respectively)as it is incurred.



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

See Note M regarding pro forma net loss per common share information as required by the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based
Compensation.

We account for stock-based awards issued to non-employees in accordance with the fair value guidance contained in SFAS No.123 which provides that transactions be measured based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever can be more reliably determined.

                              -9-
NOTE C - INVESTMENT IN e-DATA ALLIANCE CORP.

On December 17, 1999, we acquired (for $200,000 cash) 50% of the outstanding shares of e-Data Alliance Corp. ("e-Data"), a Texas corporation, which provides web hosting, off-site data storage, web
site design, and data base services.   The data servers operated by
e-Data are located in premium telecommunications facilities in
Dallas.   Un-audited condensed financial information of e-Data at
June 30, 2001 and 2000 follows:


        Balance Sheets                        6-30-2001    12-31-2000
---------------------------------             ---------    ----------

   Cash                                       $   8,500     $ 15,836
   Receivables                                   11,651        6,087
   Other current assets                           9,000        9,000
                                               --------      -------
      Total Current Assets                       29,151       30,923

   Property, plant and equipment, net            34,578       43,963
                                               --------      -------
         Total Assets                         $  63,729     $ 74,886
                                               ========      =======


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C    INVESTMENT IN E-DATA ALLIANCE CORP., (continued)

   Current Liabilities                        $       0     $      0

   Stockholders' Equity                          63,729       74,886
                                               --------      -------
         Total Liabilities and
         Stockholder's Equity                 $  63,729     $ 74,886
                                               ========      =======


                                     2nd QTR      2nd QTR    6 Months    6 Months
 Statement of Operations               2001        2000        2001        2000
--------------------------          --------     -------    -------     --------

   Revenues                         $  9,843    $  7,599   $ 18,235     $ 32,090

   Operating Expenses                 14,888      39,813     29,392      116,400
                                     -------     -------    -------      -------

             Net Loss               $ (5,045)   $(32,214)  $(11,157)    $(84,310)
                                     =======     =======    =======      =======

NOTE D-  ADVANCES TO OPERATING AND START-UP ENTITIES

As a vital part of our operations as a business incubator, we advance funds to established operating entities and start-up or emerging enterprises under the terms of a financing arrangement which typically provides for recoupment in one of three forms -

    (1) Our primary preference is to convert all or a significant portion of the outstanding advances into an equity position in lieu of receiving cash.

    (2) Cash representing the return of all advances plus an amount for the time value of money. The repayment of any advances usually is scheduled for a period of three to five years in the future.

    (3) Repayment of any advances is accelerated if the entity obtains cash infusions from public sources.

Prior to filing our first quarter Form 10-QSB, certain information came to our attention involving three of the entities to which we had advanced funds that called into question the ultimate recoupment of our investment. Our assessment of these new circumstances caused us to conclude that it was more likely than not that we would not recoup our advances and consequently we wrote
off $986,300 at March 31, 2001.   During the second quarter, we
further assessed our outstanding advances and determined that additional impairment losses had occurred and we wrote off an additional $9,539.




RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D   ADVANCES TO OPERATING AND START-UP ENTITIES, continued

                              -11-
The following table summarizes outstanding advances:

                                                6-30-2001     12-31-2000
                                                ---------     ----------
Advances to operating enterprises -

   Energy Systems Solutions, Inc.               $       0     $  329,691
   Teman Electrical Contractors, Inc.                   0        318,766
   Memorabilia and Antiquities, Inc.               27,603         19,793
   Sarwin Family, LLC                             142,309        138,164
   R and R Foods, Inc.                                  0          6,000
   Eyemakers, Inc.                                187,053        182,211
                                                 --------      ---------
                                                  356,965        994,625
                                                 --------      ---------
Advances to start-up entities -

   Emerging Pharmacy Solutions, Inc.               10,000        335,000
   Legend Security, Inc.                           16,614         16,130
   Target Marketing International, Inc.            51,160         48,218
   Historic Inns of America, Inc.                       0          3,398
   Canton Auction House, Inc.                      39,757         38,628
   Media Star Productions, Inc.                     9,346              0
   Swan River Corporation                         207,632         50,000
                                                 --------      ---------
                                                  334,509        491,374
                                                 --------      ---------

       Total Advances                           $ 691,474     $1,485,999
                                                 ========      =========


Advances are generally due in periods ranging from 3 to 5 years, bear interest at 6% and are unsecured. The totals shown above includes approximately $50,000 of accrued interest. Our general policy is to require entities to which we advance funds to sign a financing agreement.


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

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E- NOTES PAYABLE

                                                6-30-2001     12-31-2000
                                                ---------     ----------
Note payable to Digital Information &
Virtual Access, Inc., 6% interest,
unsecured. Note is due on demand               $  990,754     $1,029,888

Notes payable to Southern Leasing, Inc.,
8% interest, unsecured, due on demand             136,480        136,480

Notes payable to Net.Return, Inc. 10%
interest, unsecured.  Notes are due
during 2001                                     2,507,000      2,507,000

Note payable to Hart-Prince Group, Inc.,
8% interest, unsecured, due on demand              25,000         25,000

Notes payable to Southern Leasing, Inc.,
interest ranging from 8% to 10%, due
during 2001                                       163,200        163,200

Note payable to The Strateia Group, Inc.,
interest at 10%, unsecured and due on
demand                                             86,841         78,022

Notes payable to World Asset Management,
interest at 8%, unsecured and due between
October 1, 2001 and January 16, 2002              727,600              0

Note payable to Alcon Laboratories, Inc.,
interest at 8%, secured by laser machine,
due monthly over the next twelve months           105,470              0

Other                                              11,000              0
                                                ---------      ---------
       Total Indebtedness                      $4,753,345     $3,939,590
                                                =========      =========

NOTE F  - STOCKHOLDERS' DEFICIT

Capital Structure

We are authorized to issue 25,000,000 shares of common stock with a par value of $0.001 per share. At June 30,2001, there were 1,817,721 shares outstanding. Our subsidiary, Eyesite.com, Inc. is authorized to issue 5,000,000 shares of preferred stock, $0.002 par value, of which 1,000,000 shares have been designated as 14% Cumulative Convertible Preferred Stock, Series A by Eyesite.com, Inc.'s Certificate of Designation. The Series A preferred shares are convertible at anytime six months after issuance into one share of Eyesite.com, Inc.'s common stock, including all accrued and unpaid dividends.

                              -13-
RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F    STOCKHOLDERS' DEFICIT, (continued)

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

On May 31, we issued 100,000 shares to Donner Corp International (See Note A above) as part of their compensation associated with a consulting agreement. We recognized a non-cash expense of $12,700 as a result of this transaction. On May 29, we sold 10,000 shares to one of the consultants assisting us with the raising of capital under the Form S-8 Registration filing. We received cash proceeds of $12,500 in connection with this transaction. On June 14, two shareholders of our Framing Systems, Inc. subsidiary exchanged their holdings for 2,000 shares of our common stock.

Subsequent to the end of the second quarter, we issued another
100,000 shares to Donner Corp International as per the terms of our agreement described in Note A.
We have also sold and additional 18,014 shares of common stock for $26,725 through the date of this filing.


NOTE G-- LOSS PER SHARE

The following table summarizes the amounts used to calculate the loss per share as reported in the accompanying consolidated statements of operations.

                            Quarter Ended June 30       6 Months Ended June 30
                            -----------------------      -----------------------
                               2001         2000            2001        2000
                            ----------   ----------      ----------   ----------

Net Loss                    $  624,654   $ 576,674       $1,963,504   $1,139,856

Add - deemed preferred
  stock dividend                14,616           0           29,232            0
                             ---------   ---------        ---------    ---------
Loss applicable to
  common stockholders       $  639,270   $ 574,674       $1,992,736   $1,139,856
                             =========    ========        =========    =========

                              -14-
Weighted average number of
  shares outstanding         1,743,054   1,647,640        1,724,388    1,605,431
                             =========   =========        =========    =========

Loss per Share              $     0.36   $    0.35       $     1.15   $     0.71
                             =========   =========        =========    =========


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H  - LEASE COMMITMENTS

Our corporate offices are located in sub-leased facilities under the terms of a month-to-month rental agreement. The primary tenant is one of our shareholders.
Among other things, our lease requires us to reimburse our landlord for certain overhead expenses such as telephone, utilities, etc. based on the square-footage occupied. Our arrangement calls for monthly billings. Management believes that the allocation method used for overhead reimbursements is reasonable.

Rent expense was $22,121 and $24,044 for the quarters ended June
30, 2001 and 2000; while for the six-month periods ended June 30, 2001 and 2000, rent expense was $48,086 and $51,915, respectively.

Our Dallas Eyesite Laser Center, which opened July 1, 2000, operates in facilities leased for three(3)years from an unrelated
third party.   Rent expense was $14,638 and $4,874 for the quarters
ended June 30, 2001 and 2000, respectively. Rent expense was $29,699 and $4,874 for the six-month periods ended June 30, 2001 and 2000, respectively.

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




RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2001 and December 31,
2000 consisted of the following -

                                              6-30-2001     12-31-2000
                                              ---------     ----------

Equipment                                     $ 132,540      $ 133,549
Furniture and fixtures                           63,871         63,871
Automobiles                                           0              0
Leasehold improvements                           54,082         54,082
                                               --------        -------
                                                250,493        251,502

Less - accumulated depreciation                 (47,690)       (28,705)
                                               --------        -------

Net property, plant and equipment             $ 202,803       $222,797
                                               ========        =======

Depreciation expense included in general and administrative expenses was $1,541 and $2,307 for the quarters ended June 30, 2001 and 2000, respectively. For the six-months periods ended June 30, 2001 and 2000, depreciation expense, included in general and administrative expenses was $3,083 and $3,880, respectively.

In 2001, $8,026 and $16,051 of depreciation expense was included in "cost of revenues" for the three and six month periods ended June
30, 2001.


NOTE K - LIQUIDITY AND CAPITAL RESOURCES

Since restarting operations in 1999, we have incurred losses and accumulated a deficit of approximately $6,840,000. In addition, we have approximately $6,085,000 of current liabilities against approximately $61,600 of current assets.

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







RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L -- RELATED PARTY TRANSACTIONS

The following summarizes the transactions with related parties during the six months ended June 30, 2001 -

Memorabilia and Antiquities, Inc. ("M&A") is a corporation owned by our chief executive officer, who owns 11.6% of our outstanding
common stock.   M&A owed us $19,793 at January 1, 2001 for advances
made to them during prior years. During the six months ended June 30, M&A received additional advances of $12,167 and repaid $4,357 leaving an outstanding balance due us of $27,603.

Media Star Productions, Inc. ("MEDIA") is an entity whose CEO is also the CEO of The Strateia Group, Inc., which owns 6.3% of our outstanding common stock. During the fourth quarter of 2000, MEDIA paid us $110,000 (income in advance) for certain information technology services which will be recognized into our income at the rate of $8,000 per month beginning November, 2000. At January 1, 2001, we had a liability of $139,586 to MEDIA, consisting of unearned income of $94,000 and the obligation to reimburse MEDIA for funding certain expenditures. During the six months ended June 30, 2001, we repaid MEDIA $132,165 plus $2,010 of interest, and we recognized $48,000 of the unearned income, leaving a liability of $46,000. In addition, we advanced MEDIA $31,893 and collected back $22,547 leaving a balance due us of $9,346.


The Strateia Group, Inc. ("Strateia") is one of our shareholders
with a 6.3% ownership position.  As mentioned in Note H   Lease
Commitments, we sub-lease office facilities from them. At January 1, 2001, we had an outstanding balance of $102,750 due to Strateia which consists of $78,022 in a note payable with the remainder in trade payables. During the six months ended June 30, 2001, Strateia advanced us an additional $8,820 and we repaid them $24,728 leaving a balance owed to Strateia of $86,842.


Digital Information and Virtual Access, Inc. ("DIVA") is an entity whose CEO is also the CEO of The Strateia Group, Inc. mentioned above. At January 1, 2001, we had an obligation to DIVA of $1,085,486, which included accrued interest of $55,598. During the six months ended June 30, 2001 we reduced the principal by $39,135 along with $71,046 of interest owed. During this same period of time, additional interest of $30,609 was accrued on our outstanding note, resulting in a balance owed of $1,005,915 at June 30, 2001.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M  --  STOCK OPTIONS

The following table summarizes activity related to our outstanding stock options:

                                                 Employees        Non-employees
                                               --------------     -------------
                                               No. of options     No. of options
                                               --------------     --------------

     Balance at December 31, 1999                     952,500                  0
          Granted                                     175,000                  0
          Exercised                                  ( 89,495)                 0
          Expired                                    (373,332)                 0
                                               --------------     --------------
     Balance at December 31, 2000                    664,673            915,000
          Granted                                           0                  0
          Exercised                                         0             10,000
          Expired                                           0                  0
                                               --------------     --------------
     Balance at June 30, 2001                         664,673            905,000
                                               ==============     ==============

At June 30, 2001, exercisable options outstanding are as follows:

          Range of Exercise Prices         Number Exercisable     No. exercisable
          ------------------------         ------------------     ---------------
          Granted at $0.25 per share                  154,639
          Granted at $0.50 per share                  175,000          N/A
                                                      -------
                                                      329,639       (See below)
                                                      -------

The terms of options to purchase shares of our common stock are summarized below

                                                             Option Price
                                                         ---------------------
                                             Weighted
                                              Average
                                  Number    Contractual   Weighted
Range of Exercise Price   FMV    Granted       Life        Average        Total
------------------------  ----  ---------    -----------  ----------    ---------
    To Employees
    ============
Granted at market value  $0.500   489,673     5.0 years     $0.250     $  122,418
Granted at market value   0.375   450,000     5.0 years     $0.375        168,750
Granted at market value   0.250   175,000     5.0 years     $0.500         87,500
                                ---------                   ------      ---------
                                1,114,673                   $0.340     $  378,668
                                ---------                    -----      ---------

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M   STOCK OPTIONS, continued


  To Non-employees
  ================

Granted < market value   $0.250   350,000     1.0 year      $0.250     $   87,500
Granted < market value    0.050   165,000     1.0 year      $0.050         82,500
Granted < market value    0.800    25,000     1.0 year      $0.800         20,000
Granted < market value    0.091    10,000     1.0 year      $0.091          9,100
Granted < market value    1.000    60,000     1.0 year      $1.000         60,000
Granted < market value    1.250   295,000     1.0 year      $1.250        368,750
                                ---------                   ------      ---------
                                  905,000                   $0.694        627,850
                                ---------                    -----      ---------

Grand Total All Options         2,019,673                   $0.493     $1,006,518
                                =========                    =====      =========

Options granted to employees during 1999 had an exercise price equal to the market value of the underlying common stock. Options granted to employees during 2000 had an exercise price less than the fair market of the underlying common stock. Had compensation cost for our stock options been determined in accordance with SFAS No. 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.


                                Quarter Ended June 30     6 Months Ended June 30
                               ----------------------     ----------------------
                                 2001          2000          2001         2000
                               --------      --------     ----------   ----------
Net loss reported, adjusted
  for deemed dividend          $639,270      $576,674     $1,992,736   $1,139,856

Pro forma amount assuming
  SFAS No. 123                 $644,058      $576,674     $2,002,312   $1,139,856

Loss per common share
  as reported                  $   0.36      $   0.35     $     1.15         0.71

Pro forma loss per share
  assuming SFAS No. 123        $   0.37      $   0.35     $     1.16         0.71

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N   STOCK OPTIONS, continued

The fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1999 and 2000 - dividend yield of 0%, volatility of 0%, risk-free interest rate
estimated as 6%; estimated life of 5 years.   The estimated fair
value of options granted to employees in 1999 was $0.06 per share. The estimated fair value of the options granted during 2000 to employees was $0.875 per share, while the estimated fair value of options granted to non-employees was $0.50 per share. The model is based on historical stock prices and volatility, which, due to low volume of transactions, may not be representative of future price variances.

The options granted to non-employees are related to the consulting contract discussed in Note A above and are "out-of-the-money".
They vest over the three year period ended April 30, 2002.
Although we will receive consulting services over the course of the next year, we have no assurance that the consultants will ultimately exercise all of their options. The 10,000 options that were exercised during the second quarter of 2001 were exercised at the strike price. The compensation expense arising from the differential between the strike price and the market value of the stock on the exercise date was not material.

NOTE N  - CONTINGENCIES

Several of the notes comprising our obligation to Net.Return, Inc. are past due. (See Note E - Notes Payable). Efforts of management to renew, extend or renegotiate the terms and conditions of those notes have proved unsuccessful to date. It is uncertain as to the ultimate disposition of the notes payable to Net. Return, Inc. Management is continuing with efforts to resolve this matter.
We were notified of a recommendation by the staff of the Securities and Exchange Commission (the "Commission") that the Commission

                              -21-
bring a civil injunction action against the Company and two (2) of its directors, alleging certain violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. We engaged securities counsel and intend to defend itself and our directors against the allegations and proposed action. As of the date of this filing, we have not received any further communications from the Commission regarding this matter.

NOTE O - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the following events and/or transactions occurred:

In July, we filed a Regulation S registration statement offering
2,500,000 shares of common stock at $0.50 per share.

Effective July 1, we executed an employment contract with our Vice President of Finance which provides, among other things, for an annual salary of $75,000 and 250,000 options to purchase our common stock at $1.30 (the market value of our stock on July 1) that vest over the next three years.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O  - OPERATING SEGMENT INFORMATION

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

                              -22-
Our eye care services segment represents the activities of our 90%-
owned subsidiary  Eyesite.Com, Inc.   All operations, at present,
are located within the United States. Revenues arise from sales primarily to unrelated third parties.

The accounting policies followed in presenting the segment information are the same as those described in the summary of significant accounting policies included in our consolidated
financial statements.   A summary, by segment, of our significant
assets, liabilities, revenues and expenses is presented below for the three-month and six-month periods ended June 30, 2001, and 2000.



Asset Data   June 30, 2001         Incubator      Eye Care      Eliminations     Consolidated
==========================       ------------   ------------   --------------   --------------

Current Assets                  $     792,153  $      57,533  $      (788,033) $        61,653
Advances                              504,421        187,053                0          691,474
Investment in equity method
  investees                           126,865              0                0          126,865
Other long-lived assets               896,893        284,998          (10,000)       1,171,891
                                 ------------   ------------   --------------   --------------

Total Assets                    $   2,320,332  $     529,584  $      (798,033) $     2,051,883
                                 ============   ============   ==============   ==============


Asset Data   December 31, 2000     Incubator      Eye Care      Eliminations     Consolidated
==============================   ------------   ------------   --------------   --------------

Current Assets                  $     777,003  $      50,859  $      (736,885) $        90,977
Advances                            1,303,788        182,211                0        1,485,999
Investment in equity
   method investees                   132,443              0                0          132,443
Other long-lived assets             1,021,686        299,233          (10,000)       1,310,919
                                 ------------   ------------   --------------   --------------

     Total Assets               $   3,234,920  $     532,303  $      (746,885) $     3,020,338
                                 ============   ============   ==============   ==============


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O    OPERATING SEGMENT INFORMATION, continued


Profit and Loss Information   Three Months Ended June 30, 2001
==============================================================
Revenues - external sources     $      48,000  $     175,483  $             0  $       223,483
Inter-segment revenues                      0              0                0                0
Interest income                         4,520          2,420                0            6,940
Other income                                0              0                0                0
Cost of revenues                            0       (209,983)               0         (209,983)
Operating expenses                   (376,334)      (108,795)               0         (485,129)
Interest expense                      (25,124)        (7,497)               0          (32,621)
Depreciation and amortization         (14,631)        (6,610)               0          (21,241)
Equity in losses of e-Data             (2,522)             0                0           (2,522)
Write off goodwill                   (113,308)             0                0         (113,308)
                                 ------------   ------------   --------------   --------------

Net Loss                        $  ( 479,399)  $    (154,982) $             0  $    ( 634,381)
                                 ============   ============   ==============   ==============



Profit and Loss Information -- Three Months Ended June 30, 2000
===============================================================
Revenues from external sources   $      1,500  $      21,280  $             0  $        22,780
Inter-segment revenues                      0              0                0                0
Interest income                        35,543          4,024                0           39,567
Other income                                0              0                0                0
Equity in losses of e-Data            (15,403)             0                0          (15,403)
Operating expenses                   (271,233)      (246,575)               0         (517,808)
Interest expense                      (75,442)        (2,633)               0          (78,075)
Depreciation and amortization         (14,630)       (11,427)          (1,678)         (27,735)
                                 ------------   ------------   --------------   --------------

       Net Loss                 $    (339,665) $    (235,331)  $       (1,678) $      (576,674)
                                 ============   ============    =============   ==============


Profit and Loss Information   Six Months Ended June 30, 2001
============================================================
Revenues - external sources     $      48,000  $     467,815  $             0  $       515,815
Inter-segment revenues                      0              0                0                0
Interest income                         9,044          4,841                0           13,885
Other income                                0              0                0                0
Cost of revenues                            0       (392,006)               0         (392,006)
Operating expenses                   (620,055)      (240,533)               0         (860,588)
Interest expense                      (92,685)       (14,226)               0         (106,911)
Depreciation and amortization         (29,261)       (12,804)               0          (42,065)
Equity in losses of e-Data             (5,578)             0                0           (5,578)
Impairment-advances & goodwill     (1,099,608)             0                0       (1,099,608)
                                 ------------   ------------   --------------   --------------

Net Loss                        $  (1,785,988) $    (186,913) $             0  $    (1,972,901)
                                 ============   ============   ==============   ==============


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE O   OPERATING SEGMENT INFORMATION, continued

Profit and Loss Information -- Six Months Ended June 30, 2000
=============================================================
Revenues from external sources   $      1,500  $      27,303  $             0  $        28,803
Inter-segment revenues                      0              0                0                0
Interest income                        70,798          7,565                0           78,363
Other income                            2,715              0                0            2,715
Equity in losses of e-Data            (44,748)             0                0          (44,748)
Operating expenses                   (565,187)      (439,360)               0       (1,004,547)
Interest expense                     (145,054)        (3,458)               0         (148,512)
Depreciation and amortization         (30,618)       (17,956)          (3,356)         (51,930)
                                 ------------   ------------   --------------   --------------

       Net Loss                 $    (710,594) $    (425,906)  $       (3,356) $    (1,139,856)
                                 ============   ============    =============   ==============

Item 2.  Management's Discussion and Analysis

The following discussion of the financial condition and results of operations of Rhino Enterprises Group, Inc. and its business segments should be read in conjunction with the Management's Discussion and Analysis and the consolidated financial statements and the notes thereto included in our prior quarterly filings on Form 10-QSB and the Company's annual filing on Form 10-KSB.

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

                              -25-
Important factors that could cause actual results, performance or achievement of to differ materially from our expectations include, but are not limited to the following:

(1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate
(2) mistakes in estimates of revenues and expenses
(3) our inability to obtain additional capital through borrowing's or the sale of securities
(4) non-acceptance of our services in the marketplace for whatever reason
(5) the Company's inability to support any product or service to meet market demand
(6) generally unfavorable economic conditions which would adversely affect us, our subsidiaries or any of the entities to which we have advanced funds
(7) loss of key personnel and the inability to hire and/or retain competent personnel; and
(8) if our experiences unanticipated problems and/or "force majeure" events (including but not limited to accidents, fires, acts of God, etc.) or is adversely affected by problems of its suppliers, shippers, customers or others.

All written or oral forward-looking statements attributable are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We are dependent upon our current management team. Should any one or more of our management team leave, we could face a financial setback or suffer in other ways related to our planned business. It could take a significant period of time to locate and train replacements, if and when necessary. We have employment agreements with our President and our Vice President of Finance, which may be terminated upon certain circumstances. Copies of these agreements have been filed with the Securities and Exchange Commission.

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

During the second quarter, we negotiated agreements with an investment banking entity and several financial consultants to assist us in evaluating financing opportunities and alternatives within our current financial condition and capital structure. As a result of their efforts we filed a Form S-8 Registration Statement which offered 600,000 shares at $1.25 per share. As of the date of this filing, we have raised approximately $39,000 from this offering. Further, we completed a Regulation S Offering Memorandum for 2,500,000 shares at $0.50 per share. A potential offshore investor has indicated an interest in funding the entire offering. Also, during the second quarter, we were able to negotiate several short term loans from an investor totaling approximately $725,000.


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

One of our business segments advances funds to small operating and start-up entities. These advances are evidenced with an interest bearing note and financing agreement. There is a risk that these entities will not be able to repay their advances. We are carrying these advances as assets on our balance sheet. Our expectation is that these start-up and small operating companies may take 3 to 5 years before being in a position to repay our advances. If, because of current economic conditions or the lack of availability of capital to continue funding start-up and small operating companies, or their inability to successfully implement their business plans, or because of actual results and lack of acceptance by the market place, then we would assess the carrying value of these advances for impairment. We would consider adjusting the carrying value to reflect anticipated recoverability; or, alternatively, we may seek to convert the advances into an equity

                              -27-
interest in the entity. However, we may face difficulty in negotiating with such borrowers with regard to the ability to convert the debt into equity or the conversion ratio. If the advances are converted into equity of the borrowing entity, there exists a possibility that the equity interest will not be a liquid investment or that the value of such equity interest will not be at or near the value of the advances made. Further, if one or more of the entities to which funds have been advanced is unable to repay the advance when due or if the advance is converted into a non-liquid equity investment, we could potentially have working capital shortages.

Our eye-care business segment is operating in accordance with current laws and regulations. If new health-care related legislation is passed at a local, state or federal level, it could adversely affect our operations. There are potential risks that we may not be able to (1) continue our business as planned, (2) adjust our business plan in accordance with any new requirements, or (3) operate in a profitable manner.

If our growth plans come to fruition, we expect to hire additional personnel. The current low unemployment rate might present a challenge to locate and attract qualified individuals to fill new positions. There are potential risks that we may not be able to
(1) fill every new position in a timely manner, (2) retain current employees, or (3) offer compensation packages that would attract top quality candidates.








-------------------------------------------------------------
Results of Operations - Quarters Ended June 30, 2001 and 2000
-------------------------------------------------------------

The Company posted revenues of $223,482 for the quarter ended June 30, 2001, up from $22,780 for the same quarter in 2000. Most of this increase came from our Eyesite Laser Center operations. Cost of goods sold increased from $15,321 to $209,983, all of which was associated with eye-care operations. Should working capital become available to promote and advertise our Eyesite Laser Center we

                              -28-
expect that revenues will grow in the ensuing quarters. However, if resources are not available we anticipate that revenue growth will be negligible.

General and administrative expenses increased from $530,222 in the second quarter of 2000 to $609,950, reflecting a $26,000 increase in overhead; a $123,000 reduction in personnel costs; a $80,000 increase in legal and professional fees associated with the preparation of two registration statements discussed above; and a $100,000 write-down of impaired goodwill.

Other Income/(Expense) decreased from $53,911 to $28,204 reflecting a reduction in interest income of approximately $32,000 because certain advances were written off in the first quarter. Additionally, interest expense decreased by $45,453 over the same period a year ago because interest is not being accrued on certain loans. Finally, our share of the loss in our equity investee, e-Data, declined by approximately $13,000 because e-Data reduced their operating costs.

Should sufficient resources become available, we would continue our incubation segment strategies by advancing funds to start-up and small operating companies in industries we have identified as meeting our growth and investment criteria. If the resources are in the form of debt, we would expect increases in interest expense. It would also mean that interest income would possibly increase if additional advances are made and financing agreements are obtained from entities to which we advance funds.

---------------------------------------------------------------
Results of Operations - Six Months Ended June 30, 2001 and 2000
---------------------------------------------------------------

Revenues increased over the same period from the prior year by approximately $487,000 which is due to revenues generated by our Eyesite Laser Center. The increase of approximately $374,000 in cost of sales is entirely attributable to our eye-care business segment.

General and administrative expenses increased by approximately $955,000 reflecting a $69,000 reduction in overhead; a $200,000 decrease in personnel costs; a $142,000 increase in legal and professional fees reflecting the costs associated with various SEC filings; and impairment losses associated with advances ($986,000) and goodwill ($103,000).

Other Income/(Expense) decreased by approximately a net $18,000. Interest income decreased $64,000 reflecting the impairment losses on advances referred to above. Interest expense decreased by $41,000 over the same period a year ago because interest is not being accrued on certain loans. Finally, our share of the loss in our equity investee, e-Data, declined by approximately $39,000 because e-Data reduced their operating costs.


-------------------
Financial Condition
-------------------

At June 30, cash had declined by approximately $6,400 since the beginning of the year. Operating activities used approximately $646,000 attributable to the payment of general and administrative costs. Investing activities consumed approximately $186,000 of cash during the first quarter primarily from net advances to start-up and operating entities. Financing activities provided approximately $826,000, all from borrowings except $12,500 raised from the sale of stock.

Cash flow from anticipated repayments on advances, and revenues from our eye care segment are not sufficient at this time to fund current operations, provide capital for our business incubation activities and provide growth capital for our eye care segment. In order to fund these activities, we will need to obtain additional capital through additional borrowings or the sale of securities. There is no guarantee that we will be able to obtain such capital. If we cannot obtain additional capital, our ability to continue operations will be in doubt. We have significant debt obligations which must be repaid or otherwise satisfied. It may be difficult to repay the existing debt when due or to modify terms such as extending due dates or converting the debt to equity. We will attempt to negotiate satisfactory arrangements with our lenders.


                 PART II - OTHER INFORMATION

(Items 3, 4 and 5 have been omitted as there is no information to report.)

Item 1.  Legal Proceedings
--------------------------

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


Item 2.  Changes in Securities.
-------------------------------

The following changes in securities occurred during the quarter ended
June 30, 2001.

On May 7, 2001, the Company filed an S-8 Registration Statement under The Securities Act of 1933 to register 600,000 shares of the Company's $0.001 par value common stock.


On May 31, 2001, we issued 100,000 shares of our restricted common stock to Donner Corp International in connection with the execution of the consulting agreement attached to our Form 8-K filed on May
7, 2001.

On May 29, 2001, we sold 10,000 shares of common stock to one of the consultants engaged to assist us in raising capital as described in the Form 8-K filed May 7, 2001.

On June 14, 2001, two of the shareholders of Framing Systems, Inc. (our 68% owned subsidiary) exchanged 50,000 shares for 2,000 shares of our common stock.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits - None

Reports on Form 8-K

On May 7, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting a series of investment banking agreements with Donner Corp International and certain consultants that will assist us in raising capital.

Also, on May 7, 2001, the Company filed a Form S-8 Registration
Statement under the Securities Act of 1933 reporting the registration of 600,000 shares of the Company's $0.001 par value common stock that will be offered for sale at $1.25 per share.

On May 16, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting certain amendments to the consulting agreements that were exhibits in the Form 8-K filed on May 7, 2001.

On May 31, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting an investment banking agreement with a consultant who will be compensated with stock options.

On June 5, 2001,the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting an investment banking agreement with a consultant who will be compensated with stock options.

On June 26, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting certain amendments to the consulting agreements that were exhibits in the Form 8-K filed on May 7, 2001.

On July 5, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting an employment contract with Mr. Dan Weaver, Vice President of Finance.

On July 18, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting certain amendments to the consulting agreements that were exhibits in the Form 8-K filed on May 7, 2001.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: August 14, 2001       By:/S/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer