Form 10-Q/A
period 2001-06-30
RHINO ENTERPRISES GROUP INC
filed 2001-08-16
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB/A


        AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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

On May 31, we issued 100,000 shares to Donner Corp International (See Note A above) as part of their compensation associated with a consulting agreement. We recognized a non-cash expense of $12,700 as a result of this transaction. On May 29, 10,000 shares were issued upon the exercise of certain options. We received cash proceeds of $12,500 in connection with this transaction. On June 14, two shareholders of our Framing Systems, Inc. subsidiary exchanged their holdings for 2,000 shares of our common stock.

Subsequent to the end of the second quarter, we issued another 100,000 shares to Donner Corp International as per the terms of our agreement described in Note A. An additional 18,014 shares of common stock have been issued upon the exercise of certain options through the date of this filing.


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

NOTE O - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the following events and/or transactions occurred:

In July, we prepared a Regulation S Offering Memorandum for
5,000,000 shares of common stock at $0.50 per share.

Effective July 1, we executed an employment contract with our Vice President of Finance which provides, among other things, for an annual salary of $75,000 and 250,000 options to purchase our common stock at $1.30 (the market value of our stock on July 1) that vest over the next three years.


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P  - OPERATING SEGMENT INFORMATION

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


NOTE P    OPERATING SEGMENT INFORMATION, continued


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



NOTE P   OPERATING SEGMENT INFORMATION, continued

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

During the second quarter, we negotiated agreements with an investment banking entity and several financial consultants to assist us in evaluating financing opportunities and alternatives within our current financial condition and capital structure. We filed a Form S-8 Registration Statement for payments of fees to several consultants and financial advisors. We also prepared a Regulation S Offering Memorandum for 5,000,000 shares at $0.50 per share. A potential offshore investor has indicated an interest in funding the entire offering. Also, during the second quarter, we were able to negotiate several short term loans from an investor totaling approximately $725,000.


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