Form 10QSB
period 2001-09-30
RHINO ENTERPRISES GROUP INC
filed 2001-11-13
CIK 1101809

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                 PERIOD ENDED SEPTEMBER 30, 2001



                 Commission file number 0-29403



                  RHINO ENTERPRISES GROUP, INC.,
                      a Nevada corporation
       1620 Rafe Street, Suite 114, Carrollton, Texas 75006
                        (469) 574-2200


                   IRS Tax ID #: 88-0333844


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [X]           NO [ ]

As of November 9, 2001, there were 4,519,735 shares of common stock,$0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                  YES [ ]           NO [X]





               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The consolidated financial statements for the quarter and nine months ended September 30, 2001 for Rhino Enterprises Group, Inc.
("Rhino" or the "Company") follow.

                             -1-




RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

      ASSETS                           9-30-2001     12-31-2000
----------------------              ------------    -----------
Current Assets
   Cash                              $    23,489    $     7,920
   Accounts receivable                    44,324         64,436
   Inventory                               4,000          4,000
                                    ------------    -----------
Total Current Assets                      71,813         76,356
                                    ------------    -----------
Property and equipment   net             194,339        222,797
Investment in e-Data
  Alliance Corp.                         124,265        132,443
Intangible assets  -- net                122,189        194,050
Goodwill  -- net                               0         94,072
Deposits                                  14,621         14,621
Deferred marketing expense               800,000        800,000
Advances to operating and
  start-up entities                      728,564      1,485,999
                                    ------------    -----------
Total Non-current Assets               1,983,978      2,943,982
                                    ------------    -----------
          Total Assets             $   2,055,791   $  3,020,338
                                    ============    ===========
    CURRENT LIABILITIES
-----------------------------
Accounts payable                   $     779,809  $     577,079
Accrued expenses                         943,342        568,917
Notes payable                          3,973,692      3,939,590
                                    ------------    -----------
Total Current Liabilities              5,696,843      5,085,586
Deferred marketing obligation            800,000        800,000
                                    ------------    -----------
     Total Liabilities                 6,496,843      5,885,586
                                    ------------    -----------


    STOCKHOLDERS' DEFICIT
------------------------------
Common stock                               4,053          1,706
Preferred stock                              334            334
Paid in capital                        3,001,777      2,050,405
Accumulated deficit                   (7,376,390)    (4,846,867)
Non-controlling interest                   1,864          1,864
Treasury stock, at cost                  (72,690)       (72,690)
                                    ------------    -----------
Total Stockholders' Deficit           (4,441,052)    (2,865,248)
                                    ------------    -----------
Total Liabilities and
  Stockholders' Deficit            $   2,055,791   $  3,020,338
                                    ============    ===========

See Notes to Consolidated Financial Statements.
                                   -2-

RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                        3rd Quarter   3rd Quarter   9 Months    9 Months
                                           2001         2000         2001        2000
                                        ----------   ----------   ---------   ---------

REVENUES                                 $ 164,706    $ 193,504    $681,021    $224,205
COST OF REVENUES                           245,903      110,773     613,203     173,970
                                          --------     --------     -------     -------

GROSS PROFIT                               (81,197)      82,731      67,818      50,235
                                          --------     --------     -------     -------

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs                         156,198       80,228     462,708     486,774
   Personnel costs                         191,908      270,748     579,592     735,417
   Legal and professional fees              18,787       14,222     210,136      87,094
   Impairment losses                             0            0   1,089,911           0
   Depreciation and amortization            34,086       27,342      76,452      78,815
                                          --------     --------   ---------   ---------
Total General and Administrative
  Expenses                                 400,979      392,540   2,418,799   1,388,100
                                          --------     --------   ---------   ---------

LOSS FROM OPERATIONS                      (482,176)    (309,809) (2,350,981) (1,337,865)
                                          --------     --------   ---------   ---------
OTHER INCOME (EXPENSE)
   Interest income                           2,428       39,071      16,313     117,434
   Interest expense                        (46,449)     (85,739)   (153,360)   (233,752)
   Other                                     6,199          117      10,354       2,715
   Equity in loss of
     e-Data Alliance Corp.                  (2,600)     (15,900)     (8,178)    (60,648)
                                          --------     --------   ---------   ---------
Total Other Income (Expense)               (40,422)     (62,451)   (134,871)   (174,251)
                                          --------     --------   ---------   ---------

LOSS BEFORE INCOME TAX                    (522,598)    (372,260) (2,485,852) (1,512,116)
PROVISION FOR INCOME TAX                         0            0           0           0
                                         ---------      -------   ---------   ---------

NET LOSS                                 $(522,598)   $(372,260)$(2,485,852)$(1,512,116)
                                         =========      =======   =========   =========


LOSS PER SHARE                           $  (0.26)    $  (0.23) $    (1.41) $    (0.94)
                                         =========     ========   =========   =========


See Notes to Consolidated Financial Statements.
                                       -3-








RHINO ENTERPRISES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                            9-30-2001      9-30-2000
                                          -----------    -----------
CASH FROM OPERATING ACTIVITIES
  Net Loss                                $(2,485,852)   $(1,512,116)
  Add (deduct) non cash
   items affecting net loss -
     Depreciation and amortization            101,809         82,583
     Other non cash expenses                    2,126         (4,722)
  Impairment losses                         1,089,912             0
  Equity in losses of investee                  8,178         60,647
  Increase in accounts receivable              20,112       (256,155)
  Increase in prepaid expenses                      0        (34,621)
  Increase in accounts payable                202,730         96,421
  Increase in accrued expenses                296,165        289,781
                                            ---------      ---------
   Net Cash Used By Operations               (764,820)    (1,278,182)
                                            ---------      ---------
CASH USED BY INVESTING ACTIVITIES
  Purchase equipment and intangibles                0       (219,623)
  Proceeds from sale of equipment                   0         53,384
  Advances to investees                      (251,876)      (655,508)
  Collect advances from investees              27,328        481,456
                                            ---------      ---------
   Net Cash Used by
     Investing Activities                    (224,548)      (340,291)
                                            ---------      ---------
CASH PROVIDED BY FINANCING ACTIVITIES
  Borrowings                                1,122,055      1,267,570
  Repayments                                 (210,353)      (385,369)
  Purchase treasury stock                           0        (72,690)
  Proceeds from sale of common stock           93,235         16,094
  Proceeds from sale of preferred stock             0        417,600
                                            ---------      ---------
   Net Cash Provided by
     Financing Activities                   1,004,937      1,243,205
                                            ---------      ---------
NET CHANGE IN CASH                             15,569       (375,268)
CASH, beginning of year                         7,920        390,071
                                            ---------      ---------
CASH, end of nine months                   $   23,489     $   14,803
                                            =========      =========

INTEREST PAID                              $   80,066     $        0
                                            =========      =========

NON CASH FINANCING AND INVESTING DISCLOSURES
    Conversion of debt to equity             $882,593            N/A
                                            =========      =========

See Notes to Consolidated Financial Statements.
                                   -4-

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

We are highly leveraged and have accumulated a considerable deficit from operations. Repayment of our indebtedness and related interest charges is dependent on our ability to obtain additional working capital. During the quarter our investment banker, Donner Corp International and several of our financial consultants have provided assistance in negotiating for and raising limited amounts of capital.

See Note K for further discussion of our liquidity and capital resources.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim information, and with the instructions to Form 10-QSB and Article
10 of Regulation S-X.   Accordingly, they do not include all of the
information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our consolidated financial statements include the accounts of Rhino Enterprises Group, Inc. and our wholly-owned subsidiary Executive Assistance, Inc., our 90%-owned subsidiary - Eyesite.com, Inc, and our 68% - owned subsidiary, Framing Systems, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2000 amounts to conform to the 2001 quarterly presentation.

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


Allowance for Uncollectible Accounts Receivable

We believe that an allowance for uncollectible accounts receivable was not necessary at September 30, 2001.


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


Goodwill

Goodwill represented the excess purchase price over the fair market value of net assets acquired of Executive Assistance, Inc. and Framing Systems, Inc. totaling $103,770. During the second quarter, we determined that goodwill was impaired and wrote the unamortized balance ($94,072) off since neither entity has any operations. Accumulated amortization of intangibles and goodwill was $165,485 and $103,322 as of September 30, 2001 and December 31, 2000, respectively.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization expense of intangibles and goodwill is shown below

                                 3rd Quarter   3rd Quarter   9 Months   9 Months
                                    2001         2000         2001       2000
                                 ----------   ----------   ---------  ---------
     Intangibles                    $32,278      $23,636     $71,861    $67,375
     Goodwill                             0        1,730       1,730      5,112

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS No. 121 which requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. During the first quarter of 2001, we recorded an impairment charge of $986,300 related to certain unrecoverable advances to start up and operating entities. During the second quarter, we took an additional charge of $9,539 related to certain other advances which we consider to be unrecoverable. No charges were taken during the
third quarter.   (See Note D below).

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

Advertising

We expense advertising ($36,325 and $45,119 in the quarters ended
September 30, 2001 and 2000, respectively; and $62,474 and $163,116 for the nine months ended September 30, 2001 and 2000, respectively)as it is incurred.

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


NOTE C - INVESTMENT IN e-DATA ALLIANCE CORP.

On December 17, 1999, we acquired (for $200,000 cash) 50% of the outstanding shares of e-Data Alliance Corp. ("e-Data"), a Texas corporation, which provides web hosting, off-site data storage, web
site design, and data base services.   The data servers operated by
e-Data are located in premium telecommunications facilities in
Dallas.   Un-audited condensed financial information of e-Data at
June 30, 2001 (latest information available) and 2000 follows:

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
                                     =======     =======    =======      =======

Management estimated e-Data's third quarter loss to be approximately $5,200.

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

Prior to filing our first quarter Form 10-QSB, certain information came to our attention involving three of the entities to which we had advanced funds that called into question the ultimate recoupment of our investment. Our assessment of these new circumstances caused us to conclude that it was more likely than not that we would not recoup our advances and consequently we wrote
off $986,300 at March 31, 2001.   During the second quarter, we
further assessed our outstanding advances and determined that additional impairment losses had occurred and we wrote off an additional $9,539. No additional impairment losses were recorded in the third quarter.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D   ADVANCES TO OPERATING AND START-UP ENTITIES, continued


The following table summarizes outstanding advances:

                                                9-30-2001     12-31-2000
                                                ---------     ----------
Advances to operating enterprises -

   Energy Systems Solutions, Inc.               $       0     $  329,691
   Teman Electrical Contractors, Inc.                   0        318,766
   Memorabilia and Antiquities, Inc.               29,103         19,793
   Sarwin Family, LLC                             142,309        138,164
   R and R Foods, Inc.                                  0          6,000
   Eyemakers, Inc.                                189,473        182,211
                                                 --------      ---------
                                                  360,885        994,625
                                                 --------      ---------
Advances to start-up entities -

   Emerging Pharmacy Solutions, Inc.               10,000        335,000
   Legend Security, Inc.                           16,614         16,130
   Target Marketing International, Inc.            51,160         48,218
   Historic Inns of America, Inc.                       0          3,398
   Canton Auction House, Inc.                      39,757         38,628
   Media Star Productions, Inc.                    32,806              0
   Swan River Corporation                         210,782         50,000
   Business Talk Radio Network, LLC                 6,560              0
                                                 --------      ---------
                                                  367,679        491,374
                                                 --------      ---------

       Total Advances                           $ 728,564     $1,485,999
                                                 ========      =========


Advances are generally due in periods ranging from 3 to 5 years, bear interest at 6% and are unsecured. The totals shown above includes approximately $56,000 of accrued interest. Our general policy is to require entities to which we advance funds to sign a financing agreement.


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

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E- NOTES PAYABLE

                                                9-30-2001     12-31-2000
                                                ---------     ----------
Note payable to Digital Information &
Virtual Access, Inc., 6% interest,
unsecured. Note is due on demand               $  990,754     $1,029,888

Notes payable to Southern Leasing, Inc.,
8% interest, unsecured, due on demand             136,480        136,480

Notes payable to Net.Return, Inc. 10%
interest, unsecured.  Notes are due
during 2001                                     2,507,000      2,507,000

Note payable to Hart-Prince Group, Inc.,
8% interest, unsecured, due on demand              20,000         25,000

Notes payable to Southern Leasing, Inc.,
interest ranging from 8% to 10%, due
during 2001                                       163,200        163,200

Note payable to The Strateia Group, Inc.,
interest at 10%, unsecured and due on
demand                                             66,316         78,022

Note payable to Alcon Laboratories, Inc.,
interest at 8%, secured by laser machine,
due monthly over the next twelve months            79,942              0

Other                                              10,000              0
                                                ---------      ---------
       Total Indebtedness                      $3,973,692     $3,939,590
                                                =========      =========

NOTE F  - STOCKHOLDERS' DEFICIT

Capital Structure

We are authorized to issue 25,000,000 shares of common stock with a par value of $0.001 per share. At September 30,2001, there were 4,052,599 shares outstanding. Our subsidiary, Eyesite.com, Inc. is authorized to issue 5,000,000 shares of preferred stock, $0.002 par value, of which 1,000,000 shares have been designated as 14% Cumulative Convertible Preferred Stock, Series A by Eyesite.com, Inc.'s Certificate of Designation. The Series A preferred shares are convertible at anytime six months after issuance into one share of Eyesite.com, Inc.'s common stock, including all accrued and unpaid dividends.

The conversion price is $2.50 per share. Further, at Eyesite.com, Inc.'s option, the Series A preferred shares are convertible at any time after six months from issuance, upon 30 days notice, in whole or part, at $2.50 per share. Finally, if the "ask" price of Eyesite.com, Inc.'s common stock as quoted on the OTC Bulletin
                             -11-

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F    STOCKHOLDERS' DEFICIT, (continued)

Board or other exchange ever meets or exceeds $3.25 per share for ten consecutive trading days, then each outstanding share of Series A preferred stock is mandatorily convertible into one share of Eyesite.com, Inc.'s common stock, including all accrued and unpaid dividends at $2.50 per share.

In July, we prepared a Regulation S Offering Memorandum for 5,000,000 shares of common stock at $0.50 per share. As of the date of this filing, no shares have been purchased under this memorandum. On July 20, we issued 100,000 shares to Donner Corp International (See Note A above) as part of their compensation associated with our agreement. We recognized a non-cash expense of $13,000 as a result of this transaction. On September 28, we issued 200,000 shares to faciltate an acquisition being negotiated by one of our investees. The shares have been placed in escrow and will be returned to the company if the acquisition is closed. If the proposed transaction is not consummated, the shares will be released from escrow and we will record an expense of $3,150. On September 30, we issued 1,765,186 shares related to the conversion of certain short-term debt. On various dates throughout the quarter, 169,692 shares were issued upon the exercise of certain options. We received cash proceeds of $80,735 in connection with these transactions.

Subsequent to the end of the third quarter, we issued another 100,000 shares to Donner Corp International as per the terms of our investment banking agreement. An additional 106,236 shares of common stock have been issued upon the exercise of certain options from October 1, 2001 through the date of this filing.

NOTE G-- LOSS PER SHARE

The following table summarizes the amounts used to calculate the loss per share as reported in the accompanying consolidated statements of operations.

                             Quarter Ended Sept. 30      9 Months Ended Sept. 30
                            -----------------------      -----------------------
                               2001         2000            2001        2000
                            ----------   ----------      ----------   ----------

Net Loss                    $  522,598   $ 372,260       $2,485,852   $1,512,116

Add - deemed preferred
  stock dividend                14,616           0           43,848            0
                             ---------   ---------        ---------    ---------
Loss applicable to
  common stockholders       $  537,214   $ 372,260       $2,529,700   $1,512,116
                             =========    ========        =========    =========
Weighted average number of
  shares outstanding         2,074,274   1,636,955        1,801,182    1,614,977
                             =========   =========        =========    =========

Loss per Share              $     0.26   $    0.23       $     1.41   $     0.94
                             =========   =========        =========    =========

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H  - LEASE COMMITMENTS

Our corporate offices are located in sub-leased facilities under the terms of a month-to-month rental agreement which expires October 31, 2001. The primary tenant is one of our shareholders. Among other things, our lease requires us to reimburse our landlord for certain overhead expenses such as telephone, utilities, etc. based on the square-footage occupied. Our arrangement calls for monthly billings. Management believes that the allocation method used for overhead reimbursements is reasonable. Our Dallas Eyesite Laser Center, which opened July 1, 2000, operates in facilities leased for three (3) years from an unrelated third party.

Rent expense was $31,253 and $22,546 for the quarters ended
September 30, 2001 and 2000; while for the nine-month periods ended September 30, 2001 and 2000, rent expense was $109,038 and $79,335, respectively.

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


NOTE I  - INCOME TAX

We have tax net operating loss carry-forwards of approximately $3,400,000 which expire, if not used, starting in 2010. Deferred tax assets of approximately $1,156,000 have been fully allowed for, since we believe that it is not "more likely than not" that these tax benefits will be realized. Consolidated tax returns are not filed as each entity files separately.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2001 and December
31, 2000 consisted of the following -

                                              9-30-2001     12-31-2000
                                              ---------     ----------

Equipment                                     $ 132,540      $ 133,549
Furniture and fixtures                           66,371         63,871
Leasehold improvements                           54,082         54,082
                                               --------        -------
                                                252,993        251,502

Less - accumulated depreciation                 (58,654)       (28,705)
                                               --------        -------

Net property, plant and equipment             $ 194,339       $222,797
                                               ========        =======

Depreciation expense included in general and administrative expenses was $1,509 and $1,567 for the quarters ended September 30, 2001 and 2000, respectively. For the nine-month periods ended
September 30, 2001 and 2000, depreciation expense, included in general and administrative expenses was $3,987 and $5,441, respectively.

In 2001, $9,305 and $25,357 of depreciation expense was included in "cost of revenues" for the three and nine month periods ended
September 30, 2001.


NOTE K - LIQUIDITY AND CAPITAL RESOURCES

Since restarting operations in 1999, we have incurred losses and accumulated a deficit of approximately $7,376,000. In addition, we have approximately $5,697,000 of current liabilities against approximately $71,813 of current assets.

We have been able to obtain long term capital resources through private placement offerings of our common and preferred stock, and to arrange for short term liquidity by issuing notes payable. However, there can be no assurance that we may not continue to experience liquidity problems or be successful in obtaining sufficient working capital on a timely basis in the future. We anticipate that we will have to continue to sell common and/or preferred stock and borrow additional funds to provide sufficient working capital to fund operations during 2001. See subsequent events in Note O.

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L -- RELATED PARTY TRANSACTIONS

The following summarizes the transactions with related parties during the nine months ended September 30, 2001 -


Memorabilia and Antiquities, Inc. ("M&A") is a corporation owned by our chief executive officer, who owns 11.6% of our outstanding
common stock.   M&A owed us $19,793 at January 1, 2001 for advances
made to them during prior years. During the nine months ended September 30, M&A received additional advances of $13,667 and repaid $4,357 leaving an outstanding balance due us of $29,103.


Media Star Productions, Inc. ("MEDIA") is an entity whose former chairman of the board is also the president of The Strateia Group, Inc., which owns 6.3% of our outstanding common stock. During the fourth quarter of 2000, MEDIA paid us $110,000 (income in advance) for certain information technology services which will be recognized into our income at the rate of $8,000 per month beginning November, 2000. At January 1, 2001, we had a liability of $139,586 to MEDIA, consisting of unearned income of $94,000 and the obligation to reimburse MEDIA for funding certain expenditures. During the nine months ended September 30, 2001, we repaid MEDIA $132,165 plus $2,010 of interest, and we recognized $56,000 of the unearned income, leaving a liability of $38,000. In addition, we advanced MEDIA $55,353 and collected back $22,547 leaving a balance due us of $32,806.


The Strateia Group, Inc. ("Strateia") is one of our shareholders with a 6.3% ownership position. As mentioned in Note H - Lease Commitments, we sub-lease office facilities from them. At January 1, 2001, we had an outstanding balance of $102,750 due to Strateia which consists of $78,022 in a note payable with the remainder in trade payables. During the nine months ended September 30, 2001, Strateia advanced us an additional $40,688 and we repaid them $20,525 leaving a balance owed to Strateia of $122,913.

Digital Information and Virtual Access, Inc. ("DIVA") is an entity whose former CEO is also the president of The Strateia Group, Inc. mentioned above. At January 1, 2001, we had an obligation to DIVA of $1,085,486, which included accrued interest of $55,598. During the nine months ended September 30, 2001 we reduced the principal by $39,135 along with $71,046 of interest owed. During this same period of time, additional interest of $45,770 was accrued on our outstanding note, resulting in a balance owed of $1,021,076 at September 30, 2001.
                             -15-











RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M  --  STOCK OPTIONS

The following table summarizes activity related to our outstanding stock options:

                                                 Employees        Non-employees
                                               --------------     -------------
                                               No. of options     No. of options
                                               --------------     --------------

     Balance at December 31, 1999                     952,500                  0
          Granted                                     175,000                  0
          Exercised                                  ( 89,495)                 0
          Expired                                    (373,332)                 0
                                               --------------     --------------
     Balance at December 31, 2000                    664,673            915,000
          Granted                                     250,000            750,000
          Exercised                                         0           (231,809)
          Expired                                           0                  0
                                               --------------     --------------
     Balance at September 30, 2001                    914,673          1,433,191
                                               ==============     ==============

At September 30, 2001, exercisable options outstanding are as follows:

          Range of Exercise Prices         Number Exercisable     No. exercisable
          ------------------------         ------------------     ---------------
          Granted at $0.25 per share                  197,550          All
          Granted at $0.375 per share                  55,833          All
          Granted at $0.50 per share                  175,000          All
          Granted at $1.30 per share                   20,832          All
                                                      -------
                                                      449,215       (See below)
                                                      -------

The terms of options to purchase shares of our common stock are summarized below:

                                                             Option Price
                                                         ---------------------
                                             Weighted
                                              Average
                                  Number    Contractual   Weighted
Range of Exercise Price   FMV    Granted       Life        Average        Total
------------------------  ----  ---------    -----------  ----------    ---------
    To Employees
    ============
Granted at market value  $0.500   433,840     5.0 years     $0.250     $  108,460
Granted at market value   0.375    55,833     5.0 years     $0.375         20,937
Granted at market value   0.250   175,000     5.0 years     $0.500         87,500
Granted at market value   1.300   250,000     3.0 years     $1.300        325,000
                                ---------                   ------      ---------
                                  914,673                   $0.592     $  541,897
                                ---------                    -----      ---------

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M   STOCK OPTIONS, continued

  To Non-employees
  ================

Granted < market value   $0.25    439,300     1.0 year      $0.250     $  109,825
Granted < market value    0.05    415,000     1.0 year      $0.050        207,500
Granted < market value    0.80     13,800     1.0 year      $0.800         11,040
Granted < market value    1.00    380,091     1.0 year      $1.000        380,091
Granted < market value    1.25    185,000     1.0 year      $1.250        231,250
                                ---------                   ------      ---------
                                1,433,191                   $0.656        939,706
                                ---------                    -----      ---------

Grand Total All Options         2,347,864                   $0.631     $1,481,603
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

                                Quarter Ended Sept 30     9 Months Ended Sept 30
                               ----------------------     ----------------------
                                 2001          2000          2001         2000
                               --------      --------     ----------   ----------
Net loss reported, adjusted
  for deemed dividend          $537,214      $372,260     $2,529,700   $1,512,116

Pro forma amount assuming
  SFAS No. 123                 $543,252      $372,260     $2,545,314   $1,512,116

Loss per common share
  as reported                  $   0.26      $   0.23     $     1.41         0.94

Pro forma loss per share
  assuming SFAS No. 123        $   0.26      $   0.23     $     1.41         0.94


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

Effective July 1, 2001, we executed an employment contract with our Vice President of Finance which provides, among other things, 250,000 options to purchase our common stock at $1.30 (the market value of our stock on July 1, 2001) that vest over the next three years.

The options granted to non-employees (See Note M) are part of the compensation contained in the consulting contracts discussed in Note A above. The options were vested upon date of grant and expire, generally, within one year from the date of grant. The compensation expense arising from the differential between the strike price and the market value of the stock on the exercise date was not material.

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

NOTE O - SUBSEQUENT EVENTS

On October 1, we acquired 698,426 shares of Swan River Corporation (one of the start-ups to which we have made advances - See Note D), representing 51.26 percent of their outstanding common stock in exchange for the assumption of $663,505 in promissory notes. On October 8, we acquired a collection of limited edition high-grade sports memorabilia for a base purchase price of $1,167,000 in exchange for 200,000 shares of restricted common stock and 200,000 shares of series B, $5.00 per share cumulative convertible preferred stock.

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

The accounting policies followed in presenting the segment information are the same as those described in the summary of significant accounting policies included in our consolidated
financial statements.   A summary, by segment, of our significant
assets, liabilities, revenues and expenses is presented below for the three-month and nine-month periods ended September 30, 2001, and 2000.


Asset Data   September 30, 2001     Incubator      Eye Care      Eliminations
Consolidated
===============================  ------------   ------------   --------------   --------------

Current Assets                  $     855,152  $      42,895  $      (826,234) $        71,813
Advances                              539,091        189,473                0          728,564
Investment in equity method
  investees                           124,265              0                0          124,265
Other long-lived assets               884,345        256,804          (10,000)       1,131,149
                                 ------------   ------------   --------------   --------------

Total Assets                    $   2,402,853  $     489,172  $      (836,234) $     2,055,791
                                 ============   ============   ==============   ==============


Asset Data   December 31, 2000     Incubator      Eye Care      Eliminations     Consolidated
==============================   ------------   ------------   --------------   --------------

Current Assets                  $     777,003  $      50,859  $      (736,885) $        90,977
Advances                            1,303,788        182,211                0        1,485,999
Investment in equity
   method investees                   132,443              0                0          132,443
Other long-lived assets             1,021,686        299,233          (10,000)       1,310,919
                                 ------------   ------------   --------------   --------------

     Total Assets               $   3,234,920  $     532,303  $      (746,885) $     3,020,338
                                 ============   ============   ==============   ==============

RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P    OPERATING SEGMENT INFORMATION, continued

Profit and Loss Information   Three Months Ended September 30, 2001
===================================================================
                                    Incubator       Eye Care     Eliminations     Consolidated
                                 ------------   ------------   --------------   --------------
Revenues - external sources     $      33,000  $     131,706  $             0  $       164,706
Inter-segment revenues                      0              0                0                0
Interest income                             6          2,421                0            2,427
Other income                            6,200              0                0            6,200
Cost of revenues                            0       (245,903)               0         (245,903)
Operating expenses                   (244,445)      (122,448)               0         (366,893)
Interest expense                      (38,319)        (8,130)               0          (46,449)
Depreciation and amortization         (15,198)       (18,888)               0          (34,086)
Equity in losses of e-Data             (2,600)             0                0           (2,600)
                                 ------------   ------------   --------------   --------------

Net Loss                         $  ( 261,356) $    (261,242) $             0  $     ( 522,598)
                                 ============   ============   ==============   ==============



Profit and Loss Information -- Three Months Ended September 30, 2000
====================================================================
                                    Incubator       Eye Care     Eliminations     Consolidated
                                 ------------   ------------   --------------   --------------
Revenues - external sources     $     107,180  $      86,324   $            0  $       193,504
Inter-segment revenues                101,915              0         (101,915)               0
Interest income                        35,003          4,068                0           39,071
Other income                                0       (101,915)         101,915                0
Equity in losses of e-Data            (15,900)             0                0          (15,900)
Operating expenses                   (179,007)      (296,847)               0         (475,854)
Interest expense                      (80,851)        (4,888)               0          (85,739)
Depreciation and amortization         (14,690)       (10,974)          (1,678)         (27,342)
                                 ------------   ------------   --------------   --------------

       Net Loss                 $     (46,350) $    (324,232)  $       (1,678) $      (372,260)
                                 ============   ============    =============   ==============

Profit and Loss Information   Nine Months Ended September 30, 2001
==================================================================
                                    Incubator       Eye Care     Eliminations     Consolidated
                                 ------------   ------------   --------------   --------------
Revenues - external sources     $      81,000  $     600,021  $             0  $       681,021
Inter-segment revenues                      0              0                0                0
Interest income                         9,051          7,262                0           16,313
Other income                           10,354              0                0           10,354
Cost of revenues                            0       (613,203)               0         (613,203)
Operating expenses                   (864,250)      (388,187)               0       (1,252,437)
Interest expense                     (131,004)       (22,356)               0         (153,360)
Depreciation and amortization         (44,459)       (31,692)               0          (76,151)
Equity in losses of e-Data             (8,178)             0                0           (8,178)
Impairment-advances & goodwill     (1,099,608)             0            9,397       (1,090,211)
                                 ------------   ------------   --------------   --------------

Net Loss                        $  (2,047,094) $    (448,155) $         9,397  $    (2,485,852)
                                 ============   ============   ==============   ==============

                                   -20-


RHINO ENTERPRISES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE P   OPERATING SEGMENT INFORMATION, continued

Profit and Loss Information -- Nine Months Ended September 30, 2000
===================================================================
                                    Incubator       Eye Care     Eliminations    Consolidated
                                 ------------   ------------    -------------   -------------
Revenues from external sources  $     108,680  $     115,524   $            0  $       224,204
Inter-segment revenues                101,915              0                0          101,915
Interest income                       105,801         11,632                0          117,433
Other income                            2,715       (101,915)               0          (99,200)
Equity in losses of e-Data            (60,648)             0                0          (60,648)
Operating expenses                   (744,193)      (739,060)               0       (1,483,253)
Interest expense                     (255,906)        (7,846)               0         (233,752)
Depreciation and amortization         (45,308)       (28,473)          (5,034)         (78,815)
                                 ------------   ------------    -------------   --------------

       Net Loss                 $    (756,944) $    (750,138)  $       (5,034) $    (1,512,116)
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






Factors That May Impact Future Operating Results
------------------------------------------------

We operate in a rapidly changing environment that involves numerous risks and uncertainties. This section lists some, but not all, of the factors, risks, and uncertainties that may have a material adverse effect on our business, financial condition or results of operations.
                             -21-

Important factors that could cause actual results, performance or achievement of to differ materially from our expectations include, but are not limited to the following:

(1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate
(2) mistakes in estimates of revenues and expenses
(3) our inability to obtain additional capital through borrowings or the sale of securities
(4) non-acceptance of our services in the marketplace for whatever reason
(5) the Company's inability to support any product or service to meet market demand
(6) generally unfavorable economic conditions which would adversely affect us, our subsidiaries or any of the entities to which we have advanced funds
(7) loss of key personnel and the inability to hire and/or retain competent personnel; and
(8) if our experiences unanticipated problems and/or "force majeure" events (including but not limited to accidents, fires, acts of God, etc.) or is adversely affected by problems of its suppliers, shippers, customers or others.

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

During the third quarter, we continued negotiations with several investment groups who have indicated that they may be interested in providing us with short-term debt financing or letter of credit facilities. We have received $130,000 in short term debt financing. We have also filed a second Form S-8 Registration Statement for payments of fees to several consultants and financial advisors. We also prepared a Regulation S Offering Memorandum for 5,000,000 shares at $0.50 per share. No proceeds have been received as of September 30 from this memorandum. We converted $882,993 of short-term debt and accrued interest into 1,765,186 shares of our common stock.

                             -22-
There are significant debt obligations which must be repaid in cash at some point or we must explore other alternatives for repayment, which could be in the form of conversion of debt to equity, replacement financing and/or repayment by an offering of securities. It may be difficult to repay the existing debt when due, extend the due date of the existing debt, reach some agreement with regard to converting the debt to equity or otherwise satisfy our obligation. Likewise, if a new source of financing is found to replace our current sources, we could face similar risks in the future with regard to our ability to repay or otherwise take care of any future debt. Also, any additional issuances of securities, whether in the form of converting debt to equity or the form of a securities offering, would dilute the share value of current shareholders.

One of our business segments advances funds to small operating and start-up entities. These advances are evidenced with an interest bearing note and financing agreement. There is a risk that these entities will not be able to repay their advances. We are carrying these advances as assets on our balance sheet. Our expectation is that these start-up and small operating companies may take 3 to 5 years before being in a position to repay our advances. If, because of current economic conditions or the lack of availability of capital to continue funding start-up and small operating companies, or their inability to successfully implement their business plans, or because of actual results and lack of acceptance by the market place, then we would assess the carrying value of these advances for impairment. We would consider adjusting the carrying value to reflect anticipated recoverability; or, alternatively, we may seek to convert the advances into an equity interest in the entity. However, we may face difficulty in negotiating with such borrowers with regard to the ability to convert the debt into equity or the conversion ratio. If the advances are converted into equity of the borrowing entity, there exists a possibility that the equity interest will not be a liquid investment or that the value of such equity interest will not be at or near the value of the advances made. Further, if one or more of the entities to which funds have been advanced is unable to repay the advance when due or if the advance is converted into a non-liquid equity investment, we could potentially have working capital shortages.

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

------------------------------------------------------------------
Results of Operations - Quarters Ended September 30, 2001 and 2000
------------------------------------------------------------------

The Company posted revenues of $164,706 for the quarter ended September 30, 2001, down from $193,504 for the same quarter in 2000. All of this decrease came from our incubator segment because our billings and interest charges were lower since we have written off several large advances. Cost of goods sold increased from $110,773 to $245,903, all of which was associated with eye-care operations. The third quarter of 2000 was a start-up period while the current quarter reflects larger scale operations. Should working capital become available to promote and advertise our Eyesite Laser Center we expect that revenues will grow in the ensuing quarters. However, if resources are not available we anticipate that revenue growth will be negligible.

General and administrative expenses increased from $392,540 in the third quarter of 2000 to $400,979, reflecting a $75,970 increase in overhead; a $78,840 reduction in personnel costs; and a $4,565 increase in legal and professional fees.

Other Income/(Expense) decreased from $62,451 to $40,422 reflecting a reduction in interest income of approximately $36,600 because certain advances were written off in the first quarter. Additionally, interest expense decreased by $39,290 over the same period a year ago because interest is not being accrued on certain loans. Finally, our share of the loss in our equity investee, e-Data, declined by approximately $13,300 because e-Data reduced their operating costs and have increased their sales volume.

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

-------------------------------------------------------------------
Results of Operations - Nine Months Ended September 30, 2001 and
2000
-------------------------------------------------------------------

Revenues increased over the same period from the prior year by approximately $457,000 which is due to revenues generated by our Eyesite Laser Center. The increase of approximately $439,000 in cost of sales is attributable to our eye-care business segment.

General and administrative expenses increased by approximately $1,031,000 reflecting a $24,000 reduction in overhead; a $156,000 decrease in personnel costs; a $123,000 increase in legal and professional fees reflecting the costs associated with various SEC filings; and impairment losses associated with advances ($986,000) and goodwill ($103,000).

Other Income/(Expense) decreased by approximately a net $39,000. Interest income decreased $101,000 reflecting the impairment losses on advances referred to above. Interest expense decreased by $80,000 over the same period a year ago because interest is not being accrued on certain loans. Finally, our share of the loss in our equity investee, e-Data, declined by approximately $52,000 because e-Data reduced their operating costs and increased their sales volume.


-------------------
Financial Condition
-------------------

At September 30, cash had increased by approximately $15,600 since the beginning of the year. Operating activities used approximately $765,000 attributable to the payment of general and administrative costs. Investing activities consumed approximately $225,000 of cash during the first quarter primarily from net advances to start-up and operating entities. Financing activities provided approximately $1,005,000, all from borrowings except $93,235 raised from the sale of stock.

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

Item 2.  Changes in Securities.
-------------------------------

The following changes in securities occurred during the quarter ended September 30, 2001.

On July 20, 2001, we issued 100,000 shares of our restricted common stock to Donner Corp International in connection with the execution of the consulting agreement attached to our Form 8-K filed on May
7, 2001.

On August 30, 2001, we filed an S-8 Registration Statement under
The Securities Act of 1933 to register 700,000 shares of the our $0.001 par value common stock.

On September 28, 2001, we issued 200,000 restricted common shares which were placed in escrow to facilitate acquisition negotiations of an operating company by one of the start-up entities to which we have advanced funds.

On September 30, 2001, we issued 1,765,186 restricted common shares to convert certain short-term promissory notes and accrued interest in the amount of $882,593 to equity.

During the quarter, several of our financial consultants exercised options to purchase our common stock. We issued 169,692 shares of common stock as a result of the exercise of those options.



Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

On August 30, 2001, the Company filed a Form S-8 Registration
Statement under the Securities Act of 1933 reporting the registration of 700,000 shares of the Company's $0.001 par value common stock that will be offered for sale at $1.00 per share.
Incorporated by reference.

Reports on Form 8-K

On July 5, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting an employment and stock option agreement with an officer of the Company.

On July 18, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the reduction of exercise price on certain options issued to a consultant to the Company.

On August 14, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the reduction of exercise price on certain options issued to a consultant to the company.

On October 15, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting on an asset purchase agreement of sports memorabilia in exchange for common and preferred stock.

Also on October 15, 2001, the Company filed a Current Report on
Form 8-K with the Securities and Exchange Commission reporting on acquisition of a majority interest in Swan River Corporation in exchange for the assumption of promissory note debt.



                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Rhino Enterprises Group, Inc.
                            (Registrant)

Date: November 12, 2001     By:/S/ DANIEL H. WEAVER
                            --------------------------------
                            Daniel H. Weaver
                            Chief Financial Officer and duly
                            authorized officer